Form 10KSB
period 1995-10-31
RILEY INVESTMENTS INC
filed 1996-05-03
CIK 791958

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

         ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended October 31, 1995


                 Commission File Number33-4734-D

                            RILEY INVESTMENTS, INC.
               (FORMERLY PACE GROUP INTERNATIONAL, INC.)
               (Exact name of registrant as specified in charter)
                 Oregon                           93-0950876
     (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)          Identification No.)

2020 S.W. Fourth Avenue, Portland, Oregon                   97201
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code (503) 266-7223

          Securities registered pursuant to section 12(b) of the Act:

          Title of Class        Name of each exchange on which registered
               None                          None

          Securities registered pursuant to section 12(g) of the Act:
                              None
                                  (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
o    No    x

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. o

State issuer's revenues for its most recent fiscal year: $1,498,263.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of a specified date within the past 60 days: As of May 3, 1996, the aggregate market price of the voting stock held by non-affiliates was approximately $603,134.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 3, 1996, the Company had outstanding 386,702 shares of its common stock, par value $0.0001.

Documents Incorporated by Reference.  None.

                     Transitional Small Business Disclosure
                      Format (Check one): Yes  o     No  x


                               TABLE OF CONTENTS


Item Number and Caption

PART I
 ITEM 1.  BUSINESS
 ITEM 2.  PROPERTIES
 ITEM 3.  LEGAL PROCEEDINGS
 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
 ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
 RELATED STOCKHOLDER MATTERS
 ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
 FINANCIAL CONDITION OR PLAN OF OPERATION
 ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
 ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
 ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
 ITEM 10.  EXECUTIVE COMPENSATION
 ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
 AND MANAGEMENT
 ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
 ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

                                  SPECIAL NOTE

     This annual report on Form 10-KSB for the year ended October 31, 1995, of Riley Investments, Inc., formerly Pace Group International, Inc. (the "Company"), is being filed after its due date contemporaneous with the filing of other periodic reports reporting events occurring after October 31, 1995, including the following:

     1. Quarterly report on Form 10-QSB for the period ended December 31, 1995;
     2. Current report on Form 8-K for an event occurring on February 28, 1996; and
     3.   Current report on Form 8-K for an event occurring on November 1, 1995.

Such other periodic reports and the information set forth therein should be read in conjunction with this annual report on Form 10-KSB, which contains information as of October 31, 1995, unless otherwise indicated.

                                     PART I



                               ITEM 1.  BUSINESS



     Riley Investments, Inc. (the "Company"), was previously known as Pace Group International, Inc., operated until November 1, 1995, through its then wholly-owned subsidiary, Pace International Research, Inc. ("PIR"), which globally marketed English language training programs ("ELT") developed by the Company's founder, Edwin T. Cornelius, Jr.
     On September 20, 1995, the Company approved a 15-to-one reverse split of the issued and outstanding shares of common stock of the Company. Unless otherwise indicated, all share and per-share amounts referred to herein have been retroactively adjusted to give effect to such reverse split.

     Despite the proprietary nature of its products, the Company continually failed to generate net income since inception (except for the years 1991 and 1993), and as of October 31, 1995, had an accumulated deficit of $897,388.
Prior to fiscal year end, management and the board of directors of the Company determined that a substantial infusion of new capital was necessary in order for the Company to continue its business and operations. Additional capital was also required for repayment of substantial debt owed to Mr. Cornelius, president, director, and controlling shareholder. Because it was unlikely that the Company could obtain the additional capital necessary to continue its operations and to repay amounts owed to Mr. Cornelius, effective November 1, 1995, the Company completed a series of transactions whereby it exchanged substantially all of its assets and liabilities to extinguish the debt owed to Mr. Cornelius, such assets including the Company's operating assets and its equity ownership of PIR, the wholly-owned subsidiary of the Company through which its operations were conducted. These transactions were approved by the shareholders of the Company on September 20, 1995. On such date, the shareholders also approved the 15-to-1 reverse stock split discussed above and an amendment to the Company's articles of incorporation to exempt the Company from application of Oregon Control Share Laws, which allowed the Selling Shareholders to sell a majority of the issued and outstanding shares of the Company's common stock to Bridgeworks Capital, owned and operated by Mark T. Waller ("Bridgeworks"). Following the consummation of the foregoing transactions, Mr. Waller was appointed director and president of the Company, the previous directors resigned, the Company possessed no operating assets and was controlled by Bridgeworks. For a more detailed description of the transactions, see ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."
     Following completion of the above transactions, the Company began a search to acquire an interest in a business opportunity in order for it to continue existence and conduct operations. The Company was open to a business opportunity in any industry or geographical area and was prepared, therefore, to engage in essentially any business activity in any industry, including industries such as service, finance, natural resources, manufacturing, high technology, product development, medical, communications, and others.
Management had unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, financing, economic conditions, and other factors.

     As a result of the foregoing process, on February 28, 1996, the Company entered into a letter of intent to acquire Airfair Publishing, Inc. ("Airfair"), an Austin, Texas-based travel service group that includes Airfair Magazine, Interline Representatives, and Interline TRAVEL, in exchange for the issuance of an aggregate of 9,180,000 shares of common stock, which would represent approximately 96% of the common stock to be outstanding after the transaction. As part of the transaction, representatives of Airfair would assume control of the board of directors and management of the Company, whose name would be changed to "Airfair Publishing, Inc." See Current Report on Form 8-K for February 28, 1996.

     The proposed acquisition of Airfair is subject to a number of conditions, including, without limitation, the satisfactory completion of an investigation and review by each party of the business and financial condition of the other, the negotiation and execution of mutually agreeable definitive agreements containing, among other matters, customary representations and warranties of each of the parties, the satisfaction of certain legal, accounting, and regulatory requirements, the approval of the details of the transaction by the respective boards of director of the parties, and certain other matters.

     The Company has no employees or facilities. The Company's address is that of its president, Mark Waller.



                              ITEM 2.  PROPERTIES



     The Company has no facilities, having assigned its lease to its previous facilities as part of the disposition of its principal operating assets effective November 1, 1995, as discussed in Item 1 above.



                           ITEM 3.  LEGAL PROCEEDINGS


     The Company is not a party to any material legal proceedings, and no material legal proceedings have been threatened by or, to the best of the Company's knowledge, against the Company.


          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     A special meeting of the shareholders of the Company was held September 20, 1995, at the offices of the Company in order for the shareholders to consider certain matters that would facilitate disposition of the Company's assets and liabilities and the transfer of controlling ownership the Company to Bridgeworks. The special meeting was originally scheduled to be held June 20, 1995, pursuant to a proxy statement dated May 23, 1995, mailed to all then shareholders of record by the Company, but was adjourned because a quorum of the shareholders was not present. A supplemental notice dated September 7, 1995, was mailed to all shareholders of record on August 21, 1995, giving notice of the rescheduled meeting. On the record date for the special meeting, there were a total of 5,800,531 shares of Company common stock issued and outstanding. Of such shares, 2,905,486 were held by selling shareholders who intended to sell the shares held to Bridgeworks Capital and 10,000 were held by Edwin T. Cornelius, Jr., and his wife, Joanne K. Cornelius; such share, under applicable Oregon laws, were not eligible to vote at the special meeting due to their interest in the proposed transactions. See ITEM 12. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS." Of the 2,885,045 shares entitled to vote on all matters considered at the special meeting, 2,054,402 shares were represented in person or by proxy. This was a sufficient number of shares to constitute a quorum. Of the shares present and entitled to vote at the special meeting, 1,763,738 shares voted "for" the items submitted to the shareholders and 290,664 shares voted against such items. Accordingly, the following events and transactions were approved by the shareholders at the special meeting:

     1. Reverse Split. A 15 to 1 reverse stock split of the issued and outstanding shares of common stock of the Company, reducing the issued and outstanding shares from 5,800,531 to 386,702 shares.

     2. Exchange of Assets and Liabilities of the Company for Extinguishment of Debt Owed Edwin T. Cornelius, Jr. As of October 31, 1995, the Company owed Edwin T. Cornelius, Jr., the Company's founder, principal shareholder, and chief executive officer, approximately $370,570, excluding unpaid salary, for amounts advanced to the Company by Mr. Cornelius. Given the Company's continuing losses and lack of operating capital, it was unlikely that such amount would have ever been repaid. Further, the Company did not have sufficient resources to pay Mr. Cornelius' salary. Therefore, the board of directors adopted a plan to exchange substantially all of the assets and liabilities of the Company in settlement of the obligations owed to Mr. Cornelius. On October 31, 1995, pursuant to an Asset Transfer Agreement, the Company transferred all of its assets, including all equipment, inventory, receivables, and all other assets of the Company, excluding only corporate records to PIR, which assumed all liabilities and obligations related to such assets including trade payables, bank debt, unpaid taxes and wages, and all other outstanding liabilities related to the assets and the operations of the Company. On November 1, 1995, pursuant to a Stock Transfer Agreement, the Company transferred its right, title, and interest in and to the shares of common stock of PIR to Mr. Cornelius in consideration of his guaranty of payment of all liabilities and obligations of PIR, including the liabilities and obligations assumed by it in connection with the transfer of assets from the Company, and the release and discharge of all liabilities and obligations owed to Mr. Cornelius. Following consummation of the foregoing, the Company had no operating assets to continue operations.

     3. Amendment of the Company's Articles of Incorporation to Opt out of Oregon Revised Statutes Section Section 60,801-60,816. Oregon law restricts the voting rights of control shares when a controlling block of an Oregon corporation's stock is acquired. Voting rights are restored once the acquisition is approved by the shareholders. In order to facilitate a smooth transition from present conditions and attract new business opportunities for the Company, Bridgeworks required that the articles of incorporation be amended to opt out of Oregon Revised Statutes sections 60.801-60.816, as is permitted by Oregon Revised Statute 70.804(1). Therefore, the shareholders approved amendment to the articles of incorporation of the Company to opt out of such provision of Oregon law.



                                    PART II




               ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
                          RELATED STOCKHOLDER MATTERS
     The over-the-counter trading in the Company's common stock commenced in September 1986, following completion of its initial public offering.

     During the preceding two years, the common stock of the Company has been quoted from time to time by a limited number of market makers. However, the trading volume for the common stock was limited, likely resulting in significant changes in the trading price of the common stock as a result of relatively minor changes in supply and demand. Consequently, the price of the common stock in the trading market has fluctuated dramatically over short periods as a result of factors unrelated to the business activities of the Company. Only a very limited number of transactions are believed to have occurred for significant periods during the preceding two years. Because of the lack of specific transaction information and the Company's belief that quotations available are particularly sensitive to actual or perceived supply and demand of stock, there can be no assurance that the quotations are reliable indicators of a trading market for the common stock. In this limited market, brokers typically publish no fixed quotations to purchase a minimum number of shares at a published price, but express a willingness to buy or sell the securities and from time to time complete transactions in the securities at negotiated prices.

     On May 3, 1996, the average bid and asked prices for the Company's common stock were approximately $2.25 and $4.00, respectively.

     On May 3, 1996, the Company had approximately 400 shareholders.

     The Company has not paid any dividends since its inception and presently anticipates that earnings, if any, will be retained for development of the Company's business.
                ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION OR PLAN OF OPERATION


General

     As discussed in ITEM 1. "BUSINESS" and ITEM 12. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS," the Company disposed of all of its operating assets and began seeking a business opportunity to pursue. Therefore, the following discussion of results of operations for the last fiscal year or any prior period is unrelated to the Company's future operations.

Liquidity and Capital Resources

     The Company incurred a net loss of $133,220 for the year ended October 31, 1995, as compared to a net loss of $172,659 in 1994. The Company had a working capital deficit of $441,198 for the year ended October 31, 1995, as compared to a working capital deficit of $31,143 as of December 31, 1994. As the Company currently has no assets, it may require an infusion of capital to pursue any available business opportunity.
                                                October 31,
                                -------------------------------------------

                                    1995           1994           1993
                                ------------   ------------    -----------

Current Assets                      $144,473       $345,830       $382,452
Current Liabilities                  585,671        263,443        413,705
                                     -------        -------        -------

Working Capital (Deficit)         $(441,198)      $  82,387     $ (31,143)
                                  ==========      =========     ==========


     Included in current liabilities are current portions of deferred revenues which the Company has earned in the amounts of $284,611 in 1994 and $54,534 in 1993. Said sums are also included in current accounts receivable.

     There was no proprietary ELT work in progress at October 31, 1995 and 1994. Due to the lack of sales activities during the past years, adjustments to reduce book inventories to net realizable value were made during the year ended October 31, 1993.

     During the year ended October 31, 1994, the Company finalized the sale of some surplus equipment for $7,588. It is noted that the remaining book value of all capital items totals $117,327 at October 31, 1995.

     If the acquisition of Airfair Publishing, Inc., is completed, the Company anticipates that it will need initial capital to complete the acquisition and related expenditures and that the combined enterprise will thereafter benefit from additional capital to fund an expansion of its proposed activities. The Company intends to seek up to $250,000 in short-term equity capital through the sale of securities to complete reports to shareholders and to be filed with regulatory authorities, to negotiate and document the terms of the proposed acquisition with Airfair, and to defray related transitional expenses. Thereafter, the combined enterprise may seek additional equity capital through the subsequent sale of securities. The amount of additional capital that may be required has not been determined but will be dependent on the nature and extent of the proposed expansion program to be developed as the terms of the Airfair acquisition are negotiated.

Results of Operations

     As the following comparison discloses, there was an increase in total gross revenues in 1995 compared to 1994 of $585,896. The increase in post-production revenues of approximately 22%, or $201,000, was due mainly to the loss of one client and the necessary restructure of studio rates given the current industry trends. Royalty and license fees decreased in 1995 compared to 1994 by approximately 80%, or $79,394, due mainly to completion and delivery of a primary ELT series to foreign customers in 1993. Also, a royalty agreement with a foreign licensee that had been renewed annually since 1987 at $100,000 was reduced by 50% due to limited marketability. During the year ended October 31, 1995, sales of books and tapes increased by about 585% compared to 1994, mainly as a result of concentrated marketing efforts in Latin America.
                                              GROSS REVENUES
                                          Year Ended October 31,
                                ------------------------------------------

                                    1995           1994          Change
                                ------------   ------------    -----------

Post-production services          $  782,010       $711,826       $ 70,184
Royalties and license fees            19,434         98,828       (79,394)
Books and tapes                      696,819        101,713        595,106
                                     -------        -------        -------

Total                             $1,498,263       $912,367       $585,896
                                  ==========       ========       ========


     Gross profit decreased by approximately $16,000 in 1995 compared to 1994, and costs of revenue increased in 1995 by approximately $602,000, compared to October 31, 1994. Direct labor costs increased by approximately $44,000 at October 31, 1995, compared to 1994 due to additional staffing for multi-media production and certain publishing operations. There were additional revision costs of about $31,000 at October 31, 1995, over and above costs expensed in 1994 relating to the same product.

     Marketing expenses were approximately $11,000 less at October 31, 1995, than the same period of 1994, due mainly to office and outside service expenses.

     General administration expenses were about $46,000 less at October 31, 1995, than in 1994, due mainly to office downsizing and reduction in direct labor costs.

Commitments and Contingencies

     On October 31, 1995, the Company transferred substantially all of its assets to PIR, and PIR assumed all liabilities and obligations related to such assets. On November 1, 1995, the Company transferred its stock ownership in PIR to Edwin T. Cornelius, Jr., who personally guarantied the payment of all liabilities and obligations of PIR to the Company, including all such amounts as assumed by PIR in connection with the transfer of the Company's assets. It is not expected, therefore, that the Company will continue to have any obligations in connection with its previous operating activities or that any such obligations or liabilities may arise. However, there can be no assurance of the foregoing, and it is possible that the Company, at some point in the future, may become obligated to pay amounts in connection with the assets transferred to and liabilities assumed by PIR.

     During 1987 two investors advanced the Company $525,000 pursuant to profit sharing agreements in which such investors were entitled to share in profits earned by the Company in a specified project known as the "Worldnet Project." The Company is no longer engaged in developing the Worldnet Project and it is not believed that any amounts are owed to the investors in connection with the project. However, there can be no assurance that this is the case. This contingent liability has been assumed by PIR and is personally guarantied by Mr. Cornelius.



              ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


     The financial statements of the Company are included beginning immediately following the signature page to this report.




           ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE



     There have been no disagreements with accountants on accounting or financial disclosure matters.




                                    PART III


     ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT



Executive Officers and Directors

     The Company's articles of incorporation provide that the board of directors be divided into three classes as nearly equal in number as possible. The term of office of each director is three years and until such director's successor is elected and qualified. Directors may be removed, with or without cause, at a meeting of stockholders called expressly for that purpose, on the vote of the holders of two-thirds of the shares entitled to vote on the election of directors. Vacancies on the board of directors are filled by a majority of the remaining directors. Officers are elected at the annual meeting of directors and serve at the pleasure of the board of directors. All officers of the Company are elected by the board of directors at the first meeting after each annual meeting of the Company's shareholders and hold office until their death or until they resign or are removed from office.

     In anticipation of the disposition of the Company's operating assets and the sale of a majority of the issued and outstanding common stock of the Company by the Selling Shareholders, John A. Stirek, John F. Cramer, Jr., and Gordon R. Jacobson resigned as directors of the Company effective May 23, 1995. See ITEM
13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS." The sole remaining directors, Edwin T. Cornelius, Jr., and Joanne K. Cornelius, resigned following the sale of the common stock held by the Selling Shareholders to Bridgeworks. Prior to such resignations, Mark T. Waller was appointed a director. Mr. Waller is now the sole director and executive officer of the Company.
     Mark Waller has served as a director and president of the Company since November 1, 1995. Since 1990, Mr. Waller has been president and founder of Bridgeworks Capital, a merchant banking firm which arranges public and private financing for and provides public relations services to client companies.

     Mr. Waller has served a broad spectrum of companies as an officer and/or director since 1982, previous to which he was involved in the export/export business since 1972. Mr. Waller has resided in Oregon since 1968.



                        ITEM 10.  EXECUTIVE COMPENSATION



     No executive officer of the Company received cash compensation from the Company in excess of $60,000 during the period from November 1, 1994, through October 31, 1995. The compensation to Edwin T. Cornelius, Jr., the chief executive officer of the Company during the last three fiscal years, is as follows:

                                             Annual Compensation

           (a)                (b)                    (c)
    Name and Principal
         Position            Year                   Salary
                             Ended                   ($)
                            Oct. 31


Edwin T. Cornelius, Jr.
                             1995                  $22,500
CEO                          1994                  $17,520
                             1993                  $30,000




           ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                 AND MANAGEMENT


     The following table sets forth, as of May 3, 1996, the name, address, and share holdings of each person who owns of record, or was known by the Company to own beneficially, 5% or more of the 368,702 shares of common stock currently issued and outstanding. Mark Waller is the sole director and executive officer of the Company.
                   Number of      Percentage
Name of Person       Shares           of
                                  Ownership


Mark T. Waller     193,699(1)         50.1%

(1) These shares were sold by the Selling Shareholders to Bridgeworks Capital, owned and operated by Mark Waller, the sole director and executive officer of the Company. See "ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."



            ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


Exchange of Assets and Liabilities of the Company for Extinguishment of Debt Owed Edwin T. Cornelius, Jr.

     As of October 31, 1995, the Company owed Edwin T. Cornelius, Jr., the Company's founder, principal shareholder, and chief executive officer, approximately $407,000, excluding unpaid salary, for amounts advanced to the Company by Mr. Cornelius. Given the Company's continuing losses and lack of operating capital, it was unlikely that such amount would have ever been repaid. Further, the Company did not have sufficient resources to pay Mr. Cornelius' salary. Therefore, the board of directors adopted a plan to exchange substantially all of the assets and liabilities of the Company in settlement of the obligations owed to Mr. Cornelius. On October 31, 1995, pursuant to an Asset Transfer Agreement, the Company transferred all of its assets, including all equipment, inventory, receivables, and all other assets of the Company, excluding only corporate records to PIR, which assumed all liabilities and obligations related to such assets including trade payables, bank debt, unpaid taxes and wages, and all other outstanding liabilities related to the assets and the operations of the Company. On November 1, 1995, pursuant to a Stock Transfer Agreement, the Company transferred its right, title, and interest in and to the shares of common stock of PIR to Mr. Cornelius in consideration of his guaranty of payment of all liabilities and obligations of PIR, including the liabilities and obligations assumed by it in connection with the transfer of assets from the Company, and the release and discharge of all liabilities and obligations owed to Mr. Cornelius. Following consummation of the foregoing, the Company had no operating assets to continue operations.

     On November 1, 1995, Bridgeworks Capital, owned and operated by Mark Waller, acquired 2,905,486 shares of common stock of the Company (193,699 shares after giving effect to the 15-to-one reverse stock split) for $10.00 from Edwin
T. Cornelius, Jr., Joanne K. Cornelius, Edwin T. Cornelius, III, and James D. Cornelius, (collectively, the "Selling Shareholders") pursuant to an option for the purchase of such shares. Prior to such purchase, the shareholders of the Company approved (a) the 15 to 1 reverse stock split, (b) the exchange of the Company's assets and liabilities in consideration of the cancellation of the obligations and liabilities owed Edwin T. Cornelius, Jr., and (c) the amendment to the articles of incorporation to opt out of the Oregon statutes prohibiting voting by controlling shares of an Oregon corporation when a controlling block of such corporation's shares are acquired In connection with Mr. Waller's purchase of a majority of the issued and outstanding shares of common stock of the Company from the Selling Shareholders, Edwin T. Cornelius, Jr., and Joanne Cornelius resigned as directors and officers of the Company after appointing Mark Waller a director.

     In addition to the shares sold to Bridgeworks, the Selling Shareholders retained an aggregate of 480,914 shares of common stock (Edwin T. Cornelius, Jr., and Joanne K. Cornelius each retained 5,000 shares and Edwin T. Cornelius III and James D. Cornelius each retained 235,457 shares). Edwin T. Cornelius, Jr., is founder of the Company and PIR. Joanne K. Cornelius is his wife, and Edwin T. Cornelius, III, and James Cornelius are his sons.

     See also current report on Form 8-K, dated February 28, 1996.



                                    PART IV


                   ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits:

     The following exhibits are included as part of this report at the location indicated:

EXHIBIT INDEX
               SEC
 Exhibit    Reference
 Number       Number              Title of Document               Location


3.01            3        Restated Articles of Incorporation    This Filing
                          of Pace Group International, Inc.
3.02            3        Articles of Amendment to the          This Filing
                          Articles of Incorporation of Pace
                          Group International, Inc.
3.03            3        Articles of Amendment to the          This Filing
                          Articles of Incorporation of Pace
                          Group International, Inc.
3.04            3        Bylaws                                Incorporated
                                                                 by reference

10.01           10       Stock Transfer Agreement dated        Incorporated
                          November 1, 1995, between Edwin T.     by
                          Cornelius, Jr., and Pace Group         reference(1)
                          International, Inc.
10 02           10       Asset Transfer Agreement dated        Incorporated
                         October 31, 1995, between Pace          by
                         Group International, Inc., and          reference(1)
                         Pace International Research, Inc.
10.03           10       Bill of Sale dated October 31,        Incorporated
                         1995                                    by
                                                                 reference(1)
10.04           10       Guaranty dated November 1, 1995,      Incorporated
                          from Edwin T. Cornelius, Jr.           by
                                                                 reference(1)


(1) Incorporated by reference from the Company's current report on Form 8-K for event occuring November 1, 1995.

(b) Reports on Form 8-K:

     No reports on Form 8-K were filed during the last quarter of the period covered by this report.







                                   SIGNATURES


     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated as of the 3rd day of May, 1996.

                                   RILEY INVESTMENTS, INC.


                                   By /s/ Mark T. Waller
                                     ----------------------------

                                        Mark T. Waller, President
                                    (Principal Executive, Financial, and
                                    Accounting  Officer)


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:



                                      /s/ Mark T. Waller
                                   ------------------------------

                                   Mark T. Waller, sole director


                                   ISLER & CO.
                                                                         OFFICES
                                                                        PORTLAND
                                                                   KLAMATH FALLS
                                                                          EUGENE
                                                                         MEDFORD
                          Independent Auditor's Report
                          ----------------------------



                                                            December 13,1995

The Board of Directors
Riley Investments, Inc. (formerly
Pace Group International, Inc.)
Portland, Oregon

          We have audited the accompanying consolidated balance sheets of Riley Investments, Inc. (formerly Pace Group International, Inc. and Subsidiary) as of October 31, 1995 and 1994, and the related consolidated statements of operations, net capital deficiency and cash flows for each of the two years in the period ended October 31,1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Riley Investments, Inc. (formerly Pace Group International, Inc. and its Subsidiary) at October 31, 1995 and 1994, and the results of its operations and its cash flows for each of the two years in the period ended October 31, 1995 in conformity with generally accepted accounting principles.

          As more fully described in Note 2, the Company transferred all assets and its wholly owned subsidiary to the Company's majority shareholder effective November 1, 1995.


                                   /s/ Isler & Co., L.L.C.

 FIRST INTERSTATE TOWER . 1300 S.W. FIFTH AVENUE . PORTLAND, OREGON 9720-5692 .
                      PHONE(503)224-5321-FAX(503)224-5505
                            RILEY INVESTMENTS, INC.
            (formerly Pace Group International, Inc. and Subsidiary)
                          Consolidated Balance Sheets
                           October 31, 1995 and 1994


          ASSETS                      1995                1994
          ------                 --------------      --------------

Current Assets:
  Cash                           $    36,562         $    61,818
  Accounts receivable,
    less allowance for
    doubtful accounts of              75,865             288,676
    $5,000 ($17,000 in
    1994)
  Inventories                         18,682              13,067
  Prepaid expenses                       466               6,103
  Deposit                             12,898              12,898
                                 -----------         -----------

    Total current assets             144,473             382,562
                                 -----------         -----------


Property and equipment, at
cost:
  Furniture and equipment          2,662,062           2,663,512
  Less accumulated                 2,554,735           2,445,167
                                 -----------         -----------
    depreciation
    Net property and                 117,327             218,345
                                 -----------         -----------
    equipment

Capitalized production                    --              33,422
                                 -----------         -----------
costs
   Total assets                  $   261,800         $   634,329
                                 ===========         ===========

                            Continued on next page.
                            RILEY INVESTMENTS, INC.
            (formerly Pace Group International, Inc. and Subsidiary)
                    Consolidated Balance Sheets (Continued)
                           October 31. 1995 and 1994


   LIABILITIES AND NET
    CAPITAL DEFICIENCY                1995                1994
                                 --------------      --------------

Current Liabilities:
  Note payable                   $    20,000         $    20,000
  Accounts payable                    33,929              31,157
  Accrued liabilities                120,467              40,908
  Deferred revenues                       --             284,611
  Long-term debt due
    within one year                   40,705              37,029
  Long-term debt to
    related party due
    within one year                  370,570                  --
                                 -----------         -----------

       Total current
    liabilities                      585,671             413,705
                                 -----------         -----------


Long-term:
 Long-term debt due after
   one year                           29,357              70,062
 Long-term debt to
   related party due
   after one year                         --             370,570
                                 -----------         -----------

                                      29,357             440,632
                                 -----------         -----------


Contingency

Net capital deficiency
 Common stock, $.0001 par
   value; 16,000,000
   shares authorized;
   5,800,531 shares
   issued and outstanding                580                 580
 Additional paid-in
   capital                           543,580             543,580
 Retained deficit                   (897,388)           (764,168)
                                 ------------        ------------

   Net capital deficiency           (353,228)           (220,008)
                                 ------------        ------------


   Total liabilities and
   net capital deficiency        $   261,800         $   634,329
                                 ===========         ===========

          See accompanying notes to consolidated financial statements.

                            RILEY INVESTMENTS, INC.
            (formerly Pace Group International, Inc. and Subsidiary)
                     Consolidated Statements of Operations
                      Years ended October 31 1995 and 1994


                                      1995                1994
                                 --------------      --------------


Revenues                         $1,498,263          $   912,367
Cost of revenues                  1,245,751              643,974
                                 --------------      ---------------

Gross profit                        252,412              268,393
                                 --------------      ---------------


Operating expenses:
  Marketing                           74,677              85,284
  General and
    administrative                   277,757             323,729
                                 --------------      --------------

    Total operating
    expenses                         352,434             409,013
                                 --------------      --------------


Operating loss                      (100,022)           (140,620)

Other income (expense):
  Interest, net                      (33,198)            (39,597)
  Gain on disposal of
    property and equipment                --               7,558
                                 --------------      --------------

    Total other income               (33,198)            (32,039)
                                 --------------      --------------
    (expense)
Net loss                         $  (133,220)        $  (172,659)
                                 ==============      ==============

Net loss per share               $     (.02)         $       (0.3)
                                 ==============      =============

          See accompanying notes to consolidated financial statements.
                            RILEY INVESTMENTS, INC.
            (formerly Pace Group International Inc. and Subsidiary)
               Consolidated Statements of Net Capital Deficiency
                      Years ended October 31 1995 and 1994



                                       Additiona                     Net
                            Common     l paid-in     Retained      capital
                             Stock      capital      deficit     deficiency

Balance at October 31,
1993                      $  580       $543,580     $(591,509)   $(47,349)

Net loss                      --           --       (172,659)    (172,659)
                          ----------   ----------   ----------   -----------


Balance at October 31,
1994                         580       543,580      (764,168)    (220,008)

Net loss                      --           --       (133,220)    (133,220)
                          ----------   ----------   ----------   ----------


Balance at October 31,
1995                      $  580       $543,580     $(897,388)   $(353,228)
                          ==========   ==========   ===========  ===========



          See accompanying notes to consolidated financial statements.
                            RILEY INVESTMENTS, INC.
            (formerly Pace Group International, Inc. and Subsidiary)
                     Consolidated Statements of Cash Flows
                     Years ended October 31, 1995 and 1994


                                        1995              1994
                                  ----------------   --------------

Cash flows from operating
activities:
 Net loss                         $  (133,220)       $  (172,659)
 Adjustments to reconcile net
  loss to net cash provided by
  operating activities:
   Depreciation and
   amortization                       101,568            124,409
   Amortization of capitalized
   production costs                    33,422             27,265
   Gain on disposal of property
   and equipment                           --             (7,558)
   Provision for losses on
   accounts receivable                  4,462             15,089
   Changes in assets and
   liabilities:
    Receivables                       208,349            (31,041)
    Inventories                         5,615              1,279
    Prepaid expenses                    5,637             (2,805)
    Accounts payable                    2,772            (11,840)
    Accrued liabilities                79,559              6,706
    Deferred revenues                (284,611)           230,077
                                  ----------------   --------------

                                       12,323            178,922
                                  ----------------   --------------

Cash flows from investing
activities:
 Purchase of property and
 equipment                               (550)           (49,727)
 Proceeds from sale of
 equipment                                 --              7,558)
                                  ----------------   --------------

                                         (550)           (42,169)
                                  ----------------   --------------


Cash flows from financing
activities:
 Proceeds from short-term debt             --             30,000
 Principal payments on short-
 term debt                                 --            (10,000)
 Principal payments on long-
 term debt                            (37,029)          (150,397)
                                  ----------------   --------------

                                      (37,029)          (130,397)
                                  ----------------   --------------


Net increase (decrease) in cash       (25,256)             6,356
Cash at beginning of year              61,818             55,462
                                  ----------------   --------------


Cash at end of year               $    36,562        $    61,818
                                  ================   ==============

Supplemental disclosure of cash
flow information:
 Cash paid during the year for
 interest                         $    10,975        $    15,558



          See accompanying notes to consolidated financial statements.

                             RILEY INVESTMENTS, INC
            (formerly Pace Group International, Inc. and Subsidiary)
                   Notes to Consolidated Financial Statements
                           October 31, 1995 and 1994

Note 1 - Significant accounting policies
- ----------------------------------------


Description of business
- -----------------------


          Pace Group International, Inc., was incorporated in October, 1987 under the laws of the State of Oregon. On September 20, 1995, the stockholders approved a name change of the company to Riley Investments, Inc. (the "Company"). The Company owns 100% of Pace International Research, Inc. ("PIR"). The Company produces, develops and finishes English-Language-Training (ELT) programs for worldwide sale, distribution or licensing in the form of audio/video tapes and desktop publishing text materials. PIR also provides audio/video post production services for commercial and industrial enterprises.

Basis of consolidation
- ----------------------


          The consolidated financial statements include the accounts of the Company and PIR. All significant intercompany accounts and transactions have been eliminated.

Inventories
- -----------


          Inventories, consisting of instructional textbooks and video tapes, are stated at the lower of cost (first-in, first-out) or market.
Depreciation and amortization
- -----------------------------


          Depreciation of furniture and equipment is computed using straight-line and accelerated methods over estimated useful lives of five to seven years.

Capitalized production costs
- ----------------------------


          Costs associated with the production of video, audio and printed ELT products are capitalized as either inventories or capitalized production costs. The latter costs are generally amortized in the same ratio that current gross revenues bear to anticipated total gross revenues for each product. In some instances the original estimates of gross revenues may be revised as the sales pattern evolves.

                            RILEY INVESTMENTS, INC.
             (formerly Pace Group Intentional, Inc. and Subsidiary) Notes to Consolidated Financial Statements (Continued)
                           October 31, 1995 and 1994

Note 1 - Significant accounting policies (continued)
- ----------------------------------------------------


Revenue and cost recognition
- ----------------------------


          Revenues from sales of products are recognized at the time products are delivered. Revenues from services rendered are recognized as they are performed. The Company receives royalties on the sale of educational materials pursuant to the terms of certain licensing agreements. Royalties are recognized as income when earned pursuant to the agreements.

          Licensees also pay a fee for the right to distribute the Company's products in designated territories. Recognition of income from these payments is deferred until the period in which the materials are delivered and accepted by the licensee in accordance with the terms of the license agreement.

Profit sharing plan
- -------------------


          The Company has a profit sharing plan which qualifies under Section 401(K) of the Internal Revenue Code. Under the plan, eligible employees may contribute up to the limit under Treasury Code Section 402(g).

Income taxes
- ------------
          Certain items of income and expense are recognized for income tax purposes in periods different from those in which such items are recognized for financial reporting purposes. These items include advance royalty and license fee income, production costs and depreciation expense. Tax credits have been applied as a reduction of income tax expense on the flow-through method.

Loss per share
- --------------


          For purposes of computing net loss per share, weighted average common shares outstanding were 5,800,531 for each of the two years in the period ended October 31, 1995.

Note 2 - Stock purchase agreement
- ---------------------------------


          In connection with an Asset Transfer Agreement on October 31, 1995, substantially all of the assets and liabilities of Pace Group International Inc. were transferred to PIR. This transfer had no effect on the consolidated financial statements as of October 31, 1995.
                            RILEY INVESTMENTS, INC.
            (formerly Pace Group International, Inc. and Subsidiary)
             Notes to Consolidated Financial Statements (Continued)
                           October 31, 1995 and 1994

Note 2 - Stock purchase agreement (continued)
- ---------------------------------------------


          In connection with a Stock Transfer Agreement effective November 1, 1995, the company transferred all of the outstanding common stock of Pace Intentional Research to Edwin T. Cornelius, Jr. the Company's majority shareholder. As consideration for the stock, Edwin T. Cornelius, Jr. agreed to indemnify and hold the Company harmless for any and all of the obligations assumed.

          By vote of the stockholders on September 20, 1995, the Company's Articles of Incorporation are to be amended to provide for a 15 to 1 reverse stock split of outstanding shares after October 31, 1995. Per share amounts in the accompanying financial statements for the year ended October 31, 1995 have not been adjusted for the approved split.

Note 3 - Business segments
- --------------------------


          The Company develops, produces and finalizes ELT programs and also provides audio/video post-production services. The following table indicates the relative amounts of net sales and operating loss of the Company by this product and this service for the years ended October 31, 1995 and 1994.


                                        1995              1994
                                  ----------------   --------------

Revenues:
 Post-production services         $   782,010        $   711,826
 ELT products:
   Books and audio/video tapes        696,819            101,713
   License fees                           149             42,149
   Royalties                           19,285             56,679
                                  ----------------   --------------

 Total revenues                   $ 1,498,263        $   912,367
                                  ================   ==============

Operating loss:
 Post-production services         $    22,360        $   (31,443)
 ELT products                        (122,382)          (109,177)
                                  ----------------   --------------


Total operating loss              $  (100,022)       $  (140,620)

                                        ================   ==============

                            RILEY INVESTMENTS, INC.
             (formerly Pace Group Intentional, Inc. and Subsidiary) Notes to Consolidated Financial Statements (Continued)
                           October 31, 1995 and 1994

Note 4 - Accrued liabilities
- ----------------------------


Accrued liabilities consisted of the following at October 31, 1995 and 1994:


                                        1995              1994
                                  ----------------   --------------


 Accrued interest to
 shareholder                      $    51,880        $    25,940
 Payroll taxes and employee
 benefits                              40,869              9,073
 Property taxes                         1,821              2,436
 Production advances                    8,191                 --
 Other                                 17,706              3,459
                                  ----------------   --------------

                                  $   112,276        $    40,908
                                  ================   ==============

Note 5 - Note payable
- ---------------------


Note payable consisted of borrowing against a $50,000 revolving credit line with United States National Bank of Oregon. These borrowings bear interest at prime plus 3% (11.75% per annum at October 31, 1995) and are collateralized by all chattel paper, accounts, contract rights, and general intangibles of the Company.


Note 6 - Long-term debt
- -----------------------


Long-term debt consisted of the following at October 31, 1995 and 1994:



                                        1995              1994
                                  ----------------   --------------


 Note payable to officer and
  stockholder, interest at 7%
  per annum, due November 1,
  1995                            $   370,570        $   370,570
 Note payable in 60 monthly
  installments of $3,802,
  interest at 9.5% per annum
  collateralized by video
  equipment                            70,062            107,091
                                  ----------------   --------------


                                      440,632            477,661
 Less amount due within one           411,275             37,029
                                  ----------------   --------------
  year
                                  $    29,357        $   440,632
                                  ================   ==============

Annual maturities of long-term debt for years ending after October 31, 1995 are as

          1996                  $411,275
          1997                    29,357
                              ----------
                                $440,632
                                ========

          Interest expense attributed to related party long-term debt was approximately $25,940 for the year ended October 31, 1995 and 1994.

                            RILEY INVESTMENTS, INC.
            (formerly Pace Group International, Inc. and Subsidiary)
             Notes to Consolidated Financial Statements (Continued)
                           October 31. 1995 and 1994

Note 7 - Income taxes
- ---------------------


The deferred tax asset comprised the following at October 31, 1995 and 1994:


                                         1995            1994
                                    --------------   ------------


Excess of financial accounting
over tax depreciation               $    50,926      $    36,468
Accrual of shareholder
indebtedness interest                    19,899            9,950
Allowance for doubtful accounts              --            6,521
Net operating loss and tax
credit carryforward                     186,970          190,223
                                    --------------   ------------

                                        257,795          243,162
Less valuation allowance                257,795          243,162
                                    --------------   ------------


                                    $        --      $        --
                                    ==============   ============

          At October 31, 1995, the Company had net operating loss carryforwards of approximately $180,000 available for federal income tax reporting purposes and $940,000, available for state income tax reporting purposes that expire at various dates through the year 2010. The Company also has investment tax credit carryovers of approximately $75,000 which expires in the years 2000 and 2001, and foreign tax credit carryovers of approximately $10,000 which expires in the year 1997.

Note 8- Long-term leases
- ------------------------


          The Company has operating leases with minimum annual lease rentals for the years ending October 31 as follows:

          1996                       $144,381
          1997                        144,381
          1998                         84,222
                                    ---------


                                     $372,984
                                      =======

Rental expense, including common area costs, for the year ended October 31, 1995 was approximately $141,000 ($144,000 for 1994).
                            RILEY INVESTMENTS, INC.
            (formerly Pace Group International, Inc. and Subsidiary)
             Notes to Consolidated Financial Statements (Continued)
                           October 31, 1995 and 1994

Note 9 - Contingency
- --------------------


          During 1987, the Company was advanced $525,000 by two investors pursuant to profit-sharing agreements which provided that the investors share in the profits of a specified project known as the "Worldnet Project". Under the term of the profit-sharing agreements, the investors are entitled to receive all of the profits, as defined by the agreements, from the Worldnet Project until paid in full.

          Thereafter, the investors are entitled to receive 70% of the profits until they receive a 300% return and 50% of the profits until they receive a 700% return on their original investments, at which time their investments in the Worldnet Project will terminate. Under the terms of one of the profit-sharing agreements, the Company has granted the investor a security interest in inventories and accounts receivable of the Worldnet Project. As of October 31, 1995, no profits have been realized from the Worldnet Project. Accordingly, the Company has not accrued any amount due under the profit-sharing agreements in the accompanying financial statements.

Note 10 - Significant customers
- -------------------------------


          One domestic customer accounted for approximately 29% of revenues in 1995 and 25% of revenues in 1994. Reimbursements from a foreign co-production partner accounted for approximately 15% of revenues in 1995. Management does not believe that the Company is economically dependent upon any single customer.
          Revenues from foreign countries (primarily Japan) aggregated approximately $224,000 for the year ended October 31,1995. Foreign sales were not significant for the year ended October 31, 1994.

          The Company's policy is to perform on-going credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and such losses have been within