Form 10QSB
period 1996-01-31
RILEY INVESTMENTS INC
filed 1996-05-03
CIK 791958

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                  Quarterly Report Under Section 13 or 15 (d)
                                     of the
                      Securities and Exchange Act of 1934


For Three Months Ended                       Commission File Number
January 31, 1996                              33-4734-D


                              RILEY INVESTMENTS, INC.
                         ------------------------------

                   (Formerly Pace Group International, Inc.)
             (Exact Name of Registrant as Specified in its Charter)


           OREGON                  93-095078
- --------------------               ---------

State of Incorporation             (Federal I.D. Number)

12725 S.W. 66th, Portland, OR                  97223
- ------------------------------               -------

(Address of Principal Executive Offices)     (Zip Code)

(503) 684-4111
- --------------

(Registrant's Telephone Number)
Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 of 15 (d) of the Securities Act of 1934 during the preceding 12 months (or for the shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                YES  t        NO
                                  -----

The number of shares outstanding of each of the Issuer's classes of Common Shares, as of the latest practicable date.

$.0001 Par Value                        386,702 Common Shares
Common Shares                           Outstanding at January 31,  1996
  (Class of Securities)                             (Outstanding Securities)
                            RILEY INVESTMENTS, INC.
               (Formerly Pace Group International and Subsidiary)


                                    CONTENTS


                         PART I: FINANCIAL INFORMATION

                                                   Page
Item 1.  Financial Statements

     Condensed Balance Sheets:  January 31,
     1996 and 1995                                     2

     Condensed Statements of Operations for each of
     the three months ended January 31, 1996 and 1995  3

     Condensed Statements of Stockholders' Equity
     (Deficiency) for each of the three months ended
     January 31, 1996 and 1995                         4

     Condensed Statements of Cash Flows for each of the
     three months ended January 31, 1996 and 1995      5

     Notes to condensed financial statements           6-10

Item 2.  Management's Discussion and Analysis of
        Financial Condition of Results of Operations   11


                           PART 11: OTHER INFORMATION
       Exhibits and Reports on Form 8-K                12



                            RILEY INVESTMENTS, INC.
               (Formerly Pace Group International and Subsidiary)














                         PART I:  FINANCIAL INFORMATION


                            RILEY INVESTMENTS, INC.
            (Formerly Pace Group International, Inc. and Subsidiary)
                           Condensed Balance Sheets


                                                    Unaudited
                                          -----------------------------

     ASSETS                               January 31,      January 31,
                                              1996            1995
                                          ------------    ------------

Current Assets
  Cash                                         $10          $106,102
  Accounts receivable, net                       0           219,808
  Other                                   0                   34,574
                                          ------------    ----------

Total current assets                      10                 360,484
                                          ------------    ----------

Property and equipment, at cost:
  Furniture and equipment                        0         2,663,512
  Less accumulated depreciation                  0        (2,471,435)
     Net property and equipment           0                  192,077
                                          ------------    ----------

Capitalized production costs              0                   33,403
                                          ------------    ----------

     Total assets                         $10               $585,964
                                          ============    ==========

LIABILITIES AND NET CAPITAL DEFICIENCY

Current Liabilities:
Notes payable                                   $0           $20,000
Accounts payable                                 0            24,206
Accrued liabilities                              0            61,759
Deferred revenues                                0           284,611
Long-term debt due within one year               0            37,916
                                          --------        ----------

     Total current liabilities                   0           428,492
                                          --------        ----------


Long-term debt due after one year                0            60,244
Long-term debt due to related party              0           370,570
                                          --------        ----------

     Total liabilities                           0           859,306
                                          --------        ----------


Stockholder's Equity (Deficiency):
Common stock, $.0001 par value;
 16,000,000 shares authorized, 386,702
 issued and outstanding as of January
 31, 1996; 5,800,531 issued and
 outstanding January 31, 1995                   39               580
Additional paid-in capital                 544,131           543,580
Retained deficit                          (544,160)       (817,502)
                                          ---------       ---------

     Total stockholders' equity
          (deficiency)                          10        (273,342)
                                          --------        ---------

     Total liabilities and                     $10          $585,964
                                          --------        ----------
          stockholders' equity


                See accompanying notes to financial statements.
                            RILEY INVESTMENTS, INC.
            (Formerly Pace Group International, Inc. and Subsidiary)
                       Condensed Statements of Operations
                                                    Unaudited
                                          -----------------------------

                                               Three Months Ended
                                          ----------------------------

                                          January 31,     January 31,
                                              1996            1995
                                          ------------    ------------

Revenues                                        $0        $186,344
Cost of revenues                                 0        (144,681)
                                          --------        ---------

     Gross profit                                0          41,663
                                          --------        --------


Operating Expenses:
 Marketing                                       0          20,748
 General and administrative                      0          65,702
Total operating expenses                         0          86,450
                                          --------        --------

Operating loss                                   0        (44,787)
                                          --------        --------


Other Income (Expense):
Interest, net                                    0          (8,547)
Gain on transfer of assets and             353,228
                                          --------        --------
liabilities
Total of income (expense)                  353,228          (8,547)
Net loss                                  $353,228        ($53,334)
                                          ========        =========

Net loss per share (retroactively
 restated for 15 to 1 reverse stock         $0.91         ($0.14)
                                          -------         -------
 split)


                See accompanying notes to financial statements.

                            RILEY INVESTMENTS, INC.
            (Formerly Pace Group International, Inc. and Subsidiary)
           Condensed Statements of Stockholders' Equity (Deficiency)
              for the three months ended January 31, 1996 and 1995
                                  (Unaudited)

                                        Common Stock             Additional                          Net
                               ------------------------------

                               Issued
                               and
                                Outstanding     $
                               -------------    ------------
                                                                Paid-in Capital Retained DeficitCapital Deficiency
                                                                --------------- ----------------------------------

Balance at November 1, 1994
                                5,800,531             $580        $543,580       ($764,168)      ($220,008)

Net loss                                                                           (53,334)        (53,334)
                               --------------   -------------   -------------   -----------     -----------


Balance at October 31, 1995
                                5,800,531             $580        $543,580       ($817,502)      ($273,342)
                               ==========       ==========      ==========      ===========     ===========

Balance at November 1, 1995
                                5,800,531             $580        $543,580       ($897,388)      ($353,228)

Net income from transfer of
 substantially all assets
 and liabilities to former
 majority shareholder                                                              353,228         353,228

15 to 1 reverse stock split    (5,413,829)            (541)            541                               0

Additional capital
                                                -----------                     -------------
 contribution                                                           10                              10
                               -----------                      ----------                      ----------
Balance at January 31, 1996
                                  386,702              $39        $544,131       ($544,160)            $10
                               ==========       ==========      ==========      ===========     ==========


                See accompanying notes to financial statements.
                            RILEY INVESTMENTS, INC.
            (Formerly Pace Group International, Inc. and Subsidiary)
                       Condensed Statements of Cash Flows
                                          Unaudited
                                   -----------------------

                                     Three Months Ended
                                   -----------------------

                                   January 31, 1996uary 31, 1995
                                   -----------------------------

CASH FLOWS FROM OPERATING
ACTIVITIES:
Net income (loss)                  $353,228     ($53,334)
Adjustment to reconcile net loss
to net cash provided by
operating activities:
Depreciation and amortization            0        26,268
Changes in assets and                    0        68,868
 liabilities:
 Accounts receivable
 Other assets                            0        (2,506)
 Capitalized production costs            0            19
 Accounts payable                        0        (6,951)
 Accrued liabilities                     0        20,851
 Assets and liabilities
 transferred to former majority    (353,228)           0
                                   ----------   --------
 shareholder not affecting
 operations
   Net cash provided by                  0        53,215
                                   -------      --------
operating activities

CASH FLOWS FROM INVESTING
ACTIVITIES:
Transfer of cash assets to         (36,562)
                                   --------     --------
former majority shareholder

CASH FLOWS FROM FINANCING
ACTIVITIES:
Additional capital contribution         10
Principal payments on long-term                   (8,931)
                                   --------     ---------
debt
   Net cash provided by (used           10        (8,931)
                                   -------      ---------
in) financing activities

Net increase (decrease) in cash    (36,552)       44,284
Cash, beginning of period           36,562        61,818
                                   -------      --------

Cash, end of period                    $10      $106,102
                                   =======      ========




               See accompanying notes to financial statements.

                            RILEY INVESTMENTS, INC.
               (Formerly Pace Group International and Subsidiary)















                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                JANUARY 31, 1996

                            RILEY INVESTMENTS, INC.
            (Formerly Pace Group International, Inc. and Subsidiary)
                    Notes to Condensed Financial Statements

1.    Significant Accounting Policies
      -------------------------------


     The Company and Description of Business

     Riley Investments, Inc. (the Company) was incorporated in October, 1987 in the State of Oregon under the name Pace Group International, Inc. On November 1, 1995 the name of Pace Group International, Inc. was changed to Riley Investments, Inc.

     Prior to November 1, 1995 the Company owned 100% of Pace International Research (PIR) and produced, developed and finished English-Language-Training programs for worldwide sale, distribution or licensing in the form of audio/video tapes and desktop publishing text materials as well as post production services for commercial and industrial enterprises.

     Effective November 1, 1995, substantially all of the Company's assets and liabilities, consisting of the common stock in PIR, the corporate name and goodwill associated therewith were transferred to the former majority shareholder of the Company, Edwin T. Cornelius, Jr. Also, on November 1, 1995, Mr. Cornelius and others sold shares of common stock to Bridgeworks Capital to enable Bridgeworks Capital to have majority control of the Company.

     The assets and liabilities transferred to Mr. Cornelius were recognized at their estimated fair market value and a gain of $353,228 on the transfer was recognized by the Company in the financial statements for the quarter ended January 31, 1996.

                            RILEY INVESTMENTS, INC.
            (Formerly Pace Group International, Inc. and Subsidiary)
                    Notes to Condensed Financial Statements

1.    Significant Accounting Policies, continued

     The Company and Description of Business, continued

     Following is a summary of the assets and liabilities transferred:

     Liabilities, consisting primarily of a note payable to Mr. Cornelius for $370,570$615,028

     Current assets, consisting primarily of
       cash of $36,562 and accounts receivable
       of $75,865, at cost which approximates
       fair market value                 (144,473)

     Property and equipment, at cost (fair
       market value was $470,555)        (117,327)

          Gain on transfer              $  353,228


     After the transfer of assets and liabilities, the Company has no operations and is basically a "shell" corporation.

     Basis of Consolidation

     Through October 31, 1995, the financial statements included the accounts of the Company and its wholly owned subsidiary, PIR. All significant intercompany accounts and transactions have been eliminated.
     Depreciation

     Depreciation of furniture and equipment through October 31, 1995 has been computed using straight-line and accelerated methods over estimated useful lives of five to seven years.

                            RILEY INVESTMENTS, INC.
            (Formerly Pace Group International, Inc. and Subsidiary)
                    Notes to Condensed Financial Statements

1.    Significant Accounting Policies, continued

     Capitalized Production Costs

     Costs associated with the production of video, audio and printed English-Language-Training products are capitalized as either inventory or capitalized production costs. Capitalized production costs are generally amortized in the same ratio that current gross revenues bear to anticipated total gross revenues for each product. In some instances the original estimates of gross revenues may be revised as the sale pattern evolves.

     Revenue and Cost Recognition

     Revenues from sales of products through October 31, 1995 were recognized at the time products were delivered. Revenues from services rendered were recognized as they were performed. Through October 31, 1995, the Company also received royalties on the sale of educational materials pursuant to the terms of certain licensing agreements. Royalties were recognized as income when earned pursuant to the agreements.

     Licensees also pay paid a fee for the right to distribute the Company's products in designated territories. Recognition of income from these payments were deferred until the period in which the materials were delivered and accepted by the licensee in accordance with the terms of the license agreement.

     Income (Loss) Per Share
     Net income (loss) per share has been computed based on the weighted average common shares outstanding of 386,702, retroactively reflecting a 15 to 1 reverse stock split effective January 31, 1996 (Note 2).

                            RILEY INVESTMENTS, INC.
            (Formerly Pace Group International, Inc. and Subsidiary)
                    Notes to Condensed Financial Statements

2.   Reverse Stock Split

     Effective January 31, 1996, the Board of Directors approved a 15 to 1 reverse stock split of the Company's issued and outstanding common shares. Accordingly, the total number of issued shares prior to the reverse stock split was 5,800,531; the number after the split is 386,702.

3.   Sales and Operating (Loss)

     Through October 31, 1995, the Company developed, produced and finalized English-Language-Training (ELT) programs and also provided audio/video post-production services. The following table includes the relative amounts of net sales and operating loss of the Company by ELT products and post-production services for the three months ended January 31, 1995.

Net Sales

   Post-production services       $176,484
   ELT products:
     Books and audio/video tapes    99,860
                                ----------

       Total net sales           $ 186,344
                                 ---------


Operating Loss

   Post production services      $  (9,917)
   ELT products                    (34,870)
                                 ----------
       Total operating loss      $ (44,784)
                                 ----------


     It is not practical to present the aggregate carrying amount of identifiable assets by audio/video post-production services and ELT products. The Company is unable to provide ELT programs without the use of the assets in the post-production operation. Management believes it has no practical way of allocating such costs for determining asset utilization.
                            RILEY INVESTMENTS, INC.
            (Formerly Pace Group International, Inc. and Subsidiary)

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

                                JANUARY 31, 1996


LIQUIDITY AND CAPITAL RESOURCES AND RESULTS OF OPERATIONS


     Effective November 1, 1995, the Company, formerly Pace Group International, Inc., changed its name to Riley Investments, Inc. and transferred substantially all of its assets and liabilities to its former majority shareholder, Edwin T. Cornelius, Jr. Additionally, on November 1, 1995 Mr. Cornelius and certain others relinquished control of the Company through the sale of common shares to Bridgeworks Capital.

     For the quarter ended January 31, 1996, the Company incurred a gain on the transfer of net assets and liabilities of $353,228. Since the Company essentially had no assets and liabilities after November 1, 1995, the Company had no liquidity, capital resources or results of operations during the quarter ended January 31, 1996. The Company is now basically a shell corporation.

     Accordingly, meaningful comparisons of liquidity, capital resources and results of operations as of and for the three months ended January 31, 1996 as compared to January 31, 1995 is not practical.

                            RILEY INVESTMENTS, INC.
            (Formerly Pace Group International, Inc. and Subsidiary)


                           PART II: OTHER INFORMATION

                    Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     The following form 8-K has been filed subsequent to October 31, 1995, and is by reference incorporated herein:

DATE OF REPORT           ITEMS FILED

November 1, 1995                   Item 1. Change in Control of
                                     Registrant

                              Item 2.  Disposition of Assets

                              Item 5.  Other Events- Change In
                                      Name of Registrant
                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                RILEY INVESTMENTS, INC.
                                (Registrant)



Dated:  May 3, 1996                 By:  /s/ Mark T. Waller
                                       --------------------------