Form 10KSB/A
period 1995-10-31
RILEY INVESTMENTS INC
filed 1996-05-10
CIK 791958

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                 FORM 10-KSB/A

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

DOCUMENTS INCORPORATED BY REFERENCE.  None.

                     Transitional Small Business Disclosure
                      Format (Check one): Yes  o     No  x

    The registrant hereby amends its annual report on Form 10-KSB in order to electronically file its financial data schedule for such report.

SIGNATURES


     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange of 1934, as amended, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   RILEY INVESTMENTS, INC.


Dated:  May 3, 1996                By  /s/ Mark T. Waller
                                      Mark T. Waller, President