Form 10QSB/A
period 1996-01-31
RILEY INVESTMENTS INC
filed 1996-05-10
CIK 791958

FORM 10-QSB/A
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                  Quarterly Report Under Section 13 or 15 (d)
                                     of the
                      Securities and Exchange Act of 1934


For Three Months Ended                       Commission File Number
January 31, 1996                              33-4734-D


                           RILEY INVESTMENTS, INC.
                   (Formerly Pace Group International, Inc.)
             (Exact Name of Registrant as Specified in its Charter)


           OREGON                               93-095078
State of Incorporation                      (Federal I.D. No.)

12725 S.W. 66th, Portland, OR                    97223
(Address of Principal Executive Offices)      (Zip Code)

(503) 684-4111
(Registrant's Telephone Number)


Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 of 15 (d) of the Securities Act of 1934 during the preceding 12 months (or for the shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                YES  X        NO
                                  -----

The number of shares outstanding of each of the Issuer's classes of Common Shares, as of the latest practicable date.

$.0001 Par Value              386,702 Common Shares
Common Shares                 Outstanding at January 31,1996
(Class of Securities)         (Outstanding Securities)

    The registrant hereby amends its quarterly report on Form 10-QSB in order to electronically file its financial data schedule for such report.

SIGNATURES


     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange of 1934, as amended, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                RILEY INVESTMENTS, INC.

Dated:  May 3, 1996             By:  /s/ Mark T. Waller
                                 Mark T. Waller, President