Form 10QSB
period 1996-04-30
RILEY INVESTMENTS INC
filed 1996-06-26
CIK 791958

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                  Quarterly Report Under Section 13 or 15 (d)
                                     of the
                      Securities and Exchange Act of 1934


For Three Months Ended                       Commission File Number
April 30, 1996                                 33-4734-D


                              RILEY INVESTMENTS, INC.
                   (Formerly Pace Group International, Inc.)
             (Exact Name of Registrant as Specified in its Charter)


           OREGON                                       93-095078
State of Incorporation                            (Federal I.D. Number)

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

$.0001 Par Value                   386,702 Common Shares
Common Shares                  Outstanding at April 30, 1996
(Class of Securities)             (Outstanding Securities)


                            RILEY INVESTMENTS, INC.
               (Formerly Pace Group International and Subsidiary)


                                    CONTENTS


                         PART I: FINANCIAL INFORMATION

                                                   Page
Item 1.  Financial Statements

     Condensed Balance Sheets:  April 30, 1996 and 1995            2

     Condensed Statements of Operations for each of the
     three months and the six months ended in the periods
     ended April 30, 1996 and 1995                                  3

     Condensed Statements of Stockholders' Equity
     (Deficiency) for the six months ended
     April 30, 1996 and 1995                                        4

     Condensed Statements of Cash Flows for the
     three months and the six months in the periods ended
     January 31, 1996 and 1995                                       5

     Notes to condensed financial statements                      6-11

Item 2.  Management's Discussion and Analysis of
        Financial Condition of Results of Operations                12


                           PART 11: OTHER INFORMATION

       Exhibits and Reports on Form 8-K                              13


                         PART I:  FINANCIAL INFORMATION

                            RILEY INVESTMENTS, INC.
            (Formerly Pace Group International, Inc. and Subsidiary)
                           Condensed Balance Sheets


                                                     Unaudited

     ASSETS                               April 30, 1996     April 30,1995

Current Assets
  Cash                                         $10         $     73,844
  Accounts receivable, net                       0              220,808
  Inventory                                      0               12,543
  Other                                          0               36,832
                                          --------          -----------
     Total current assets                       10              343,227
                                          --------          -----------
Property and equipment, at cost:
  Furniture and equipment                        0            2,661,512
  Less accumulated depreciation                  0           (2,495,070)
                                          --------          -----------
     Net property and equipment                  0              166,442
                                          --------          -----------
Capitalized production costs                     0               33,367
                                          --------          -----------
     Total assets                              $10         $    554,036
                                          ========          ============
LIABILITIES AND NET CAPITAL DEFICIENCY
Current Liabilities:
Notes payable                                   $0         $     20,000
Accounts payable                                 0               35,924
Accrued liabilities                              0               76,399
Deferred revenues                                0              284,655
Long-term debt due within one year               0               38,826
                                          --------          -----------
     Total current liabilities                   0              455,804
                                          --------          -----------

Long-term debt due after one year                0               50,191
Long-term debt due to related party              0              370,570
                                          --------          -----------
     Total liabilities                           0              876,565
                                          --------          -----------

Stockholder's Equity (Deficiency):
Common stock, $.0001 par value;
 16,000,000 shares authorized, 386,702
 issued and outstanding as of January
 31, 1996 (after 15 to 1 reverse                39                  580
 split); 5,800,531 issued and
 outstanding January 31, 1995
Additional paid-in capital                 544,131              543,580
Retained deficit                          (544,160)            (877,689)
                                          --------          -----------
     Total stockholders' equity                 10             (333,529)
      (deficiency)
                                          --------          -----------
     Total liabilities and                     $10          $   543,036
      stockholders' equity                ========          ===========


                See accompanying notes to financial statements.


                            RILEY INVESTMENTS, INC.
            (Formerly Pace Group International, Inc. and Subsidiary)
                       Condensed Statements of Operations


                                                      Unaudited
                                     Three Months Ended       Six Months Ended

                                   April 30,   April 30,    April 30,  April 30,
                                     1996         1995        1996        1995


Revenues                            $0       $199,244         $0      $385,588
Cost of revenues                     0       (152,271)         0      (296,952)
                                  ----      ---------     --------   ---------
     Gross profit                    0         46,973          0        88,636
                                  ----      ---------     --------   ---------

Operating Expenses:
 Marketing                           0        24,092           0        44,840
 General and administrative          0        74,800           0        40,502

     Total operating expenses        0        98,892           0        85,342
                                  ----      ---------     --------   ---------

Operating loss                       0       (51,919)          0       (96,706)
                                  ----      ---------     --------   ---------

Other Income (Expense):
 Interest, net                       0        (8,267)          0       (16,815)
 Gain on transfer of assets and
 liabilities                         0             0       353,228           0
                                  ----      ---------     --------   ---------
     Total income (expense)          0        (8,267)      353,228     (16,815)
                                  ----      ---------     --------   ---------

Net loss                            $0      $(60,186)     $353,228   $(113,521)
                                  ----      ---------     --------   ---------


Net loss per share
 (retroactively restated for 15   $0.0      $(0.1556)      $0.9134    $(0.2936)
 to 1 reverse stock split)       =====      =========      =======    ========


                See accompanying notes to financial statements.



                            RILEY INVESTMENTS, INC.
            (Formerly Pace Group International, Inc. and Subsidiary)
           Condensed Statements of Stockholders' Equity (Deficiency)
                for the six months ended April 30, 1996 and 1995
                                  (Unaudited)
                         Common Stock       Additional                Net
                         Issued and           Paid-in    Retained    Capital
                         Outstanding   $      Capital    Deficit   Deficiency

Balance at November 1,
 1994                    5,800,531   $580    $543,580    ($764,168)  ($220,008)

Net loss                                                  (113,521)   (113,521)
                         ---------   ----    --------    ----------   --------

Balance at October 31,
 1995                    5,800,531   $580    $543,580    ($877,689)  ($333,529)
                         =========   ====    ========    ==========  =========


Balance at November 1,
 1995                    5,800,531   $580    $543,580    ($897,388)  ($353,228)
Net income from
 transfer of
 substantially all
 assets and liabilities                                    353,228     353,228
 to former majority
 shareholder

15 to 1 reverse stock   (5,413,829)  (541)        541                        0
split

Additional capital
 contribution                                      10                       10
                        ----------  -----    --------    ---------       -----
Balance at January 31,
 1996                      386,702    $39    $544,131    ($544,160)        $10
                        ==========   ====    ========    =========        ====

                See accompanying notes to financial statements.


                            RILEY INVESTMENTS, INC.
            (Formerly Pace Group International, Inc. and Subsidiary)
                       Condensed Statements of Cash Flows


                                               Unaudited

                                       Three Months Ended    Six Months Ended
                                      April 31,  April 31,  April 31, April 31,
                                        1996       1995        1996      1995

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                       $0     $(60,186)   $353,228  $(113,521)
Adjustment to reconcile net loss to
net cash provided by operating
activities:
Depreciation and amortization            0       25,635           0     51,903
Changes in assets and liabilities:
 Accounts receivable                     0         (200)          0     68,668
 Inventory                               0          328           0        524
 Capitalized production costs            0           37           0         55
 Other assets                            0      (15,129)          0    (17,831)
 Accounts payable                        0       11,719           0      4,768
 Accrued liabilities                     0       14,640           0     35,492
 Deferred revenue                        0           44           0         44
 Assets and liabilities transferred to
 former majority shareholder not
 affecting operations                    0            0    (353,228)         0
                                        ---     -------      -------    -------
   Net cash provided by operating
    activities                           0      (23,112)          0     30,102
                                       ---      -------      -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Transfer of cash assets to former
majority shareholder                     0           0      (36,562)         0
                                       ---      -------      -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt     0      (9,146)           0     (18,076)
                                       ---      -------      -------    -------
  Net cash provided by (used in)
   financing activities                  0      (9,146)           0     (18,076)
                                       ---      -------      -------    -------

Net increase (decrease) in cash          0     (32,258)     (36,562)     12,026
Cash, beginning of period               10     106,102       36,562      61,818
                                       ---     -------      -------    --------
Cash, end of period                    $10     $73,844           $0     $73,844
                                       ===     =======       ======     =======




               See accompanying notes to financial statements.



                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 APRIL 30, 1996


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

     The assets and liabilities transferred to Mr. Cornelius were recognized at their estimated fair market value and a gain of $353,228 on the transfer was recognized by the Company in the financial statements as of November 1, 1995.

     Following is a summary of the assets and liabilities transferred:

     Liabilities, consisting primarily of a note
       payable to Mr. Cornelius for $370,570              $615,028

     Current assets, consisting primarily of
       cash of $36,562 and accounts receivable
       of $75,865, at cost which approximates
       fair market value                                  (144,473)

     Property and equipment, at cost (fair
       market value was $470,555)                         (117,327)
                                                        -----------
          Gain on transfer                              $  353,228
                                                        ===========

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

     CAPITALIZED PRODUCTION COSTS

     Costs associated with the production of video, audio and printed English-Language-Training products were capitalized as either inventory or capitalized production costs. Capitalized production costs were generally amortized in the same ratio that current gross revenues bear to anticipated total gross revenues for each product. In some instances the original estimates of gross revenues may be revised as the sale pattern evolves.

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

     Licensees paid a fee for the right to distribute the Company's products in designated territories. Recognition of income from these payments was deferred until the period in which the materials were delivered and accepted by the licensee in accordance with the terms of the license agreement.

     INCOME (LOSS) PER SHARE

     Net income (loss) per share has been computed based on the weighted average common shares outstanding of 386,702, retroactively reflecting a 15 to 1 reverse stock split (Note 2).

2.   Reverse Stock Split

     Effective January 31, 1996, the Board of Directors approved a 15 to 1 reverse stock split of the Company's issued and outstanding common shares, effective November 1, 1995. Accordingly, the total number of issued shares prior to the reverse stock split was 5,800,531; the number after the split is 386,702.

3.   Sales and Operating (Loss)

     Through October 31, 1995, the Company developed, produced and finalized English-Language-Training (ELT) programs and also provided audio/video post-production services. The following table includes the relative amounts of net sales and operating loss of the Company by ELT products and post-production services for the three months and the six months in the periods ended April 30, 1995.
                                  Three Months      Six Months

NET SALES
 Post-production services          $193,794          $370,278
 ELT products:
  Books and audio/video tapes         5,540            15,310
                                   --------          --------

     Total net sales               $199,244          $385,588
                                   --------          --------


OPERATING LOSS
 Post production services          $  (6,128)        $(16,045)
 ELT products                       (45,791)          (80,661)
                                   --------          --------

     Total operating loss          $(44,784)         $(96,706)
                                   --------          --------


     It is not practical to present the aggregate carrying amount of identifiable assets by audio/video post-production services and ELT products. The Company is unable to provide ELT programs without the use of the assets in the post-production operation. Management believes it has no practical way of allocating such costs for determining asset utilization.

4.   Letter of Intent

     On February 28, 1996, the Company signed a letter of intent to acquire Airfair Publishing, Inc., an Austin, Texas-based travel services group that includes Airfair Magazine, Interline Representatives, and Interline TRAVEL.

     In the combination, the Company intends to issue an aggregate of 9,180,000 shares of common stock, which would represent approximately 96% of the common stock to be outstanding after the transaction. As part of the transaction, representatives of Aifair would assume control of the board of directors and management of the Company, whose name would be changed to Airfair Publishing, Inc.

     This event had no effect on the Company's financial statements since the parties are continuing to negotiate the definitive terms of the transaction.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

                                 APRIL 30, 1996


LIQUIDITY AND CAPITAL RESOURCES AND RESULTS OF OPERATIONS

     Effective November 1, 1995, the Company, formerly Pace Group International, Inc., transferred substantially all of its assets and liabilities to its former majority shareholder, Edwin T. Cornelius, Jr. Additionally, on November 1, 1995 Mr. Cornelius and certain others relinquished control of the Company through the sale of common shares to Bridgeworks Capital. Thereafter, the Company's name was changed to Riley Investments, Inc.

     The Company incurred a gain on the transfer of net assets and liabilities of $353,228 on November 1, 1995. Since the Company essentially had no assets and liabilities after November 1, 1995, the Company had no liquidity, capital resources or results of operations as of and for the three months and the six months in the periods ended April 30, 1996. The Company is now basically a shell corporation.

     Accordingly, meaningful comparisons of liquidity, capital resources and results of operations as of and for the three months and the six months in the period ended April 30, 1996, as compared to the periods ended April 30, 1995, is not practical.



                           PART II: OTHER INFORMATION

                    Item 6. EXHIBITS AND REPORTS ON FORM 8-K


     The following form 8-K was filed during the quarter ended April 30, 1996.

     DATE OF REPORT                          ITEMS FILED

     February 28, 1996                       Item 5. Other Events


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    RILEY INVESTMENTS, INC.
                                    (Registrant)



Dated:  June 21, 1996               By:  /s/ Mark T. Waller