Form 10QSB
period 1996-07-31
RILEY INVESTMENTS INC
filed 1996-08-29
CIK 791958

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                  Quarterly Report Under Section 13 or 15 (d)
                                     of the
                      Securities and Exchange Act of 1934


For Three Months Ended                       Commission File Number
July 31, 1996                                    33-4734-D


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


                                                     Unaudited

     ASSETS                               July 31, 1996     July 31,1995

Current Assets
  Cash                                         $10         $    134,469
  Accounts receivable, net                       0              159,493
  Inventory                                      0               12,025
  Other                                          0               26,633
                                          --------          -----------
     Total current assets                       10              332,620
                                          --------          -----------
Property and equipment, at cost:
  Furniture and equipment                        0            2,662,062
  Less accumulated depreciation                  0           (2,520,614)
                                          --------          -----------
     Net property and equipment                  0              141,448
                                          --------          -----------
Capitalized production costs                     0               33,312
                                          --------          -----------
     Total assets                              $10         $    507,380
                                          ========          ============
LIABILITIES AND NET CAPITAL DEFICIENCY
Current Liabilities:
Notes payable                                   $0         $     20,000
Accounts payable                                 0               21,343
Accrued liabilities                              0              168,064
Deferred revenues                                0              162,014
Long-term debt due within one year               0               39,753
                                          --------          -----------
     Total current liabilities                   0              411,174

Long-term debt due after one year                0               39,897
Long-term debt due to related party              0              370,570
                                          --------          -----------
     Total liabilities                           0              821,641
                                          --------          -----------

Stockholder's Equity (Deficiency):
Common stock, $.0001 par value;
 16,000,000 shares authorized, 386,702
 issued and outstanding as of July
 31, 1996 (after 15 to 1 reverse                39                  580
 split); 5,800,531 issued and
 outstanding July 31, 1995
Additional paid-in capital                 544,131              543,580
Retained deficit                          (544,160)            (858,421)
                                          --------          -----------
     Total stockholders' equity                 10             (314,261)
      (deficiency)
                                          --------          -----------
     Total liabilities and                     $10          $   507,380
      stockholders' equity                ========          ===========


                See accompanying notes to financial statements.


                            RILEY INVESTMENTS, INC.
            (Formerly Pace Group International, Inc. and Subsidiary)
                       Condensed Statements of Operations


                                                      Unaudited
                                   Three Months Ended       Nine Months Ended

                                  July 31,     July 31,    July 31,    July 31,
                                    1996         1995        1996        1995


Revenues                            $0       $788,074         $0      $987,318
Cost of revenues                     0       (640,411)         0      (792,682)
                                  ----      ---------     --------   ---------
     Gross profit                    0        147,663          0       194,636
                                  ----      ---------     --------   ---------

Operating Expenses:
 Marketing                           0        35,861           0        59,953
 General and administrative          0        74,800           0       203,722
                                  ----      ---------     --------   ---------
     Total operating expenses        0       164,783           0       263,675
                                  ----      ---------     --------   ---------

Operating loss                       0       (17,120)          0       (69,039)
                                  ----      ---------     --------   ---------

Other Income (Expense):
 Interest, net                       0       (16,947)          0       (25,214)
 Gain on transfer of assets and
 liabilities                         0             0       353,228           0
                                  ----      ---------     --------   ---------
     Total income (expense)          0       (16,947)      353,228     (25,214)
                                  ----      ---------     --------   ---------

Net loss                            $0      $(34,067)     $353,228   $ (94,253)
                                  ----      ---------     --------   ---------


Net loss per share
 (retroactively restated for 15   $0.0      $(0.0881)      $0.9134    $(0.2437)
  to 1 reverse stock split)       =====      ========      =======     ========


                See accompanying notes to financial statements.



                            RILEY INVESTMENTS, INC.
            (Formerly Pace Group International, Inc. and Subsidiary)
           Condensed Statements of Stockholders' Equity (Deficiency)
                for the nine months ended July 31, 1996 and 1995
                                  (Unaudited)

                         Common Stock       Additional                Net
                         Issued and           Paid-in    Retained    Capital
                         Outstanding   $      Capital    Deficit   Deficiency

Balance at November 1,
 1994                    5,800,531   $580    $543,580    ($764,168)  ($220,008)

Net loss                                                   (94,253)    (94,253)
                         ---------   ----    --------    ----------   --------

Balance at July 31,
 1995                    5,800,531   $580    $543,580    ($858,421)  ($314,261)
                         =========   ====    ========    ==========  =========


Balance at November 1,
 1995                    5,800,531   $580    $543,580    ($897,388)  ($353,228)
Net income from
 transfer of
 substantially all
 assets and liabilities                                    353,228     353,228
 to former majority
 shareholder

15 to 1 reverse stock   (5,413,829)  (541)        541                        0
split

Additional capital
 contribution                                      10                       10
                        ----------  -----    --------    ---------       -----
Balance at July 31,
 1996                      386,702    $39    $544,131    ($544,160)        $10
                        ==========   ====    ========    =========        ====

                See accompanying notes to financial statements.


                            RILEY INVESTMENTS, INC.
            (Formerly Pace Group International, Inc. and Subsidiary)
                       Condensed Statements of Cash Flows


                                               Unaudited

                                       Three Months Ended    Six Months Ended
                                      July 31,   July 31,    July 31,   July 31,
                                        1996       1995        1996      1995

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                       $0     $(34,067)   $353,228   $(94,253)
Adjustment to reconcile net loss to
net cash provided by operating
activities:
Depreciation and amortization            0       25,544           0     77,447
Changes in assets and liabilities:
 Accounts receivable                     0       61,315           0    129,183
 Inventory                               0          518           0      1,042
 Capitalized production costs            0           55           0        110
 Other assets                            0       10,199           0     (7,632)
 Accounts payable                        0       11,719           0     (9,814)
 Accrued liabilities                     0       91,665           0    127,156
 Deferred revenue                        0      (65,938)          0   (122,597)
 Assets and liabilities transferred to
 former majority shareholder not
 affecting operations                    0            0    (353,228)         0
                                        ---     -------     -------   --------
   Net cash provided by operating
    activities                           0       74,709           0    100,642
                                       ---      -------     -------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Transfer of cash assets to former
majority shareholder                     0         (550)    (36,562)      (550)
                                       ---      -------     -------    -------
    Net cash used in investing
     activities                          0         (550)    (36,562)      (550)
                                       ---      -------     -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt     0     (13,534)           0    (27,441)
                                       ---      -------     -------    -------

Net increase (decrease) in cash          0      60,625      (36,562)    72,651
Cash, beginning of period               10      73,844       36,562     61,818
                                       ---     -------      -------    -------
Cash, end of period                    $10    $134,469           $0    $134,469
                                       ===     =======       ======     =======




               See accompanying notes to financial statements.



                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 JULY 31, 1996


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

3.   Sales and Operating (Loss)

     Through October 31, 1995, the Company developed, produced and finalized English-Language-Training (ELT) programs and also provided audio/video post-production services. The following table includes the relative amounts of net sales and operating loss of the Company by ELT products and post-production services for the three months and the six months in the periods ended July 31, 1995.
                                  Three Months      Six Months

NET SALES
 Post-production services          $382,812          $566,726
 ELT products:
  Books and audio/video tapes       405,262           420,592
                                   --------          --------

     Total net sales               $788,074          $987,318
                                   --------          --------


OPERATING LOSS
 Post production services          $(37,305)         $ (8,563)
 ELT products                        20,185            60,476
                                   --------          --------

     Total operating loss          $(17,120)         $(69,039)
                                   --------          --------


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

     The Company and management of Airfair have agreed to the terms of the combination, however, the agreement has not yet been approved by the shareholders of Airfair. Accordingly, this event had no effect on the Company's financial statements since the agreement is subject to approval by Airfair's shareholders.


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

                                 JULY 31, 1996


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

     Accordingly, the Company incurred a gain on the transfer of net assets and liabilities of $353,228 on November 1, 1995. Since the Company essentially had no assets and liabilities after November 1, 1995, the Company had no liquidity, capital resources or results of operations as of and for the three months and the six months in the periods ended July 31, 1996. The Company is now basically a shell corporation.

     Accordingly, meaningful comparisons of liquidity, capital resources and results of operations as of and for the three months and the six months in the period ended July 31, 1996, as compared to the periods ended April 30, 1995, is not practical.



                           PART II: OTHER INFORMATION

                    Item 6. EXHIBITS AND REPORTS ON FORM 8-K


     The following form 8-K was filed during the quarter ended July 31, 1996. None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    RILEY INVESTMENTS, INC.
                                    (Registrant)



Dated:  August 28, 1996             By:  /s/ Mark T. Waller