Form 10KSB
period 1996-12-31
GRAND ADVENTURES TOUR & TRAVEL PUBLISHING CORP
filed 1997-05-27
CIK 791958

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                                  FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                     COMMISSION FILE NUMBER       33-4734-D

             GRAND ADVENTURES TOUR & TRAVEL PUBLISHING CORPORATION
                       (FORMERLY RILEY INVESTMENTS, INC.)
               (Exact name of registrant as specified in charter)

           OREGON                                                93-0950876
 (State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

1120 CAPITAL OF TEXAS HIGHWAY SOUTH, BLDG. 3,
     SUITE 300, AUSTIN, TEXAS                                         78746
  (Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code            (512) 329-7250

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenues for its most recent fiscal year: $11,003,326.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of a specified date within the past 60 days: As of March 26, 1997, the aggregate market price of the voting stock held by non-affiliates was approximately $14,263,536.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 26, 1997, the Company had outstanding 9,509,024 shares of its common stock, par value $0.0001.

Transitional Small Business Disclosure
Format (Check one):     Yes          No  X

                                     PART I
ITEM 1. DESCRIPTION OF BUSINESS

Effective October 10, 1996, Grand Adventures Tour & Travel Publishing Corporation, then operating as Riley Investments, Inc. (the "Company") acquired as a wholly-owned subsidiary, Airfair Publishing, Inc. ("Airfair"), an Austin, Texas based travel services group that includes Interline Travel, Interline Representatives, and Interline Adventures magazine. The acquisition was accomplished by the merger (the "Merger") of a newly created, wholly-owned subsidiary of the Company with and into Airfair, which was the surviving corporation. The Merger was effected by the conversion of the issued and outstanding shares of common stock of Airfair (the "Airfair Stock") into new shares of common stock of the Company (the "Common Stock") on the basis of one share of Common Stock for each share of Airfair Stock issued and outstanding, or an aggregate of 9,125,000 shares of common stock, which represents approximately 96% of the common stock of the Company. Following the Merger, the executive officers and directors of Airfair, who are now executive officers and directors of the Company, own approximately 65% of the issued and outstanding Common Stock.

To better reflect the nature of its business following the acquisition, Riley changed its name to Grand Adventures Tour & Travel Publishing Corporation and its trading symbol to "GATT".

The existing directors of Airfair joined the Company's board of directors and the executive officers of Airfair were appointed to serve in similar positions as executive officers of the Company following the Merger. The principal offices of the Company have relocated to 1120 Capital of Texas Highway South, Building 3, Suite 300, Austin, Texas 78746. The Company was previously based in Lake Oswego, Oregon.

Before its activities under the name of Riley Investments, Inc., the Company was known as Pace Group International, Inc., and operated until November 1, 1995, through its then wholly-owned subsidiary, Pace International Research, Inc.(" PIR"), which globally marketed English language training programs developed by the Company's founder, Edwin T. Cornelius, Jr. Despite the proprietary nature of PIR's products, the then operating Company continually failed to generate net income. Since disposing of its operating subsidiary in late 1995, the Company has had no assets or operations until the Merger.

The Company now serves a portion of the travel industry known as "interliners" through three divisions acquired by its wholly-owned subsidiary (and such subsidiary's predecessor in interest) in late 1994 and early 1996. See "CERTAIN TRANSACTIONS." Interliners are the active employees and retirees of the airline industry, who may fly on many carriers for free or at a very significantly reduced fare, along with their families and the friends to whom they pass along their allotments of no-cost or low-cost flying privileges. Interliners are generally able to procure hotel or resort accommodations in destination locations, cabins on cruise ships and other travel products at rates representing a courtesy discount of up to 50% off of established rates, primarily because interliners have a high propensity to travel at the last minute or during off-peak periods when "stand-by" space is available at hotels and resorts and on cruise ships. These factors have led the travel industry to view interline bookings as incremental revenue that supplements normal marketing revenue. Unlike travel agencies, which generate commission income by retailing travel products by third party wholesalers, Airfair has adopted a structure in which it operates both as a wholesaler and a retailer of its own products, and its business is not solely dependent upon commissions from selling its own products.

The Company serves both interline travelers and operators (hotels, resorts, cruise lines and others) through three distinct business units: Interline Adventures (the "Magazine"), a publication formerly titled Airfair Magazine; Interline Travel ("IT"), which markets hotel/resort space to interliners and specializes in Mexican and Caribbean locations; and Interline Representatives, Ltd. ("IRL"), which markets cruise and escorted tour packages to interliners.

Industry

A principal characteristic of the industry is that interliners are generally unaware of the many opportunities, discounts and specials that are available to them at any given time. The industry that exists to service the interline market is highly fragmented, generally consisting of small operators serving the market either as an adjunct to a retail tour operation or by concentrating on an extremely narrow segment such as "European barge tours." There are a handful of major interline companies that are established and offer relatively broad service, yet none of these operations could be considered to have a dominant position.

The Magazine

Interline Adventures (formerly Airfair Magazine), is a 27-year-old, 4-color, 96 plus-page magazine now published six times annually with general travel editorial coverage and, in a section known as the Interline Vacation Guide, a significant focus on cruise and tour opportunities for interliners. The Magazine serves as a marketing channel for the Company's other divisions. Through the Magazine, the other Company divisions advertise their products and services and generate inquiries and sales. In addition, the Magazine provides an advertising outlet for the cruise lines, hotels and resorts frequented by the Company's clients. The Magazine currently sends approximately 15,000 copies to subscribers, mails up to another 40,000 copies on a promotional basis, and distributes up to 20,000 more copies through the Company's airline representatives. Copies not delivered directly to subscribers are placed in airport areas and rooms reserved for and frequented by airline employees (hereinafter referred to as "Employee Areas"). Among these areas and rooms are employee break rooms, reservation and office areas, and "pass bureaus." "Pass bureaus" are offices maintained by each airline in an attempt to facilitate employee travel on other airlines - i.e., a Continental employee wishing to make travel arrangements on American Airlines may utilize the services of Continental's pass bureau. Airlines generally establish a pass bureau in their "hub airports."

Interline Travel ("IT")

IT is a 7-year-old operation that specializes in providing interliners with hotel and resort accommodations in all accessible Mexican resort destinations, as well as in most major Caribbean destinations. IT contracts with hotels and resorts to offer their rooms or vacation packages consisting of rooms and some combination of meals and amenities. Having agreed with the hotel or resort on the price to be paid to them (generally, equivalent to the standard interline rate paid by all competitors in the interline industry less 20 to 30%), IT typically sets prices for the rooms or packages and then advertises the rooms, packages, and prices in the Magazine, in brochures placed in Employee Areas, and occasionally in brochures distributed through bulk mailings. The Company maintains an extensive phone and computer system with which it handles the calls generated by these advertisements and completes the reservation process through it's reservation centers.

The average IT sale, typically booked less than two weeks prior to travel, is approximately $600 with typical margins for the Company of 18% to 35%. The most popular destinations are: Cancun (36%), Jamaica (20%) and Cozumel (19%). Sales from this division in 1996 totaled $4.2 million.

Interline Representatives Ltd. ("IRL")

IRL is a 17-year-old travel operation that specializes in the sale of space on cruises and escorted tours. IRL currently offers cruises on 27 lines with over 100 ships in various worldwide destinations and a wide variety of escorted tours, primarily to England, Europe and Africa. Unlike IT, which typically sets its own prices for the rooms or packages it sells, IRL negotiates with the cruise line or tour operator to determine the price which IRL can quote for a given cruise or tour and then collects the difference between the price charged and the cost from the cruise line or tour operator on each reservation booked by IRL. Like IT, IRL advertises the cruises, tours and prices in the Magazine and in brochures placed in Employee Areas. IRL utilizes the phone, computer system and reservation staff provided by the Company in selling cruise, tours and IRL's other products to those who respond to IRL's marketing efforts.

Airline retirees and the families of airline employees make up the majority of IRL's clientele so, unlike the 'last-minute' nature of IT's purchase cycle, IRL trips are more often planned in advance than taken impulsively. Most bookings are made, on average, approximately 45 days prior to departure, and sales are for cruises/tours of seven days or more. The average IRL sale is approximately $1,600 with typical margins of 11% to 17%. IRL works with all major cruise lines, and no single line accounted for more than 15% of its $6.3 million in sales in 1996.

Marketing

Interline Adventures

The Magazine derives revenue from sales of subscriptions to interliners and sales of advertising to hotels, resorts, cruise lines and other service providers located at or leaving from destination locations.

The Magazine is marketed to potential subscribers and to existing subscribers by subscription renewals and through advertising and promotions. Advertising and subscription cards are placed within the brochures distributed by IT and IRL to Employee Areas. Complimentary copies of the Magazine are mailed to selected interliners who have previously made purchases from or through IT or IRL and to individuals who have previously inquired about the possibility of subscribing to the Magazine. As the Company more firmly establishes its frequent traveler program discussed below, it anticipates that it will be able to more effectively target its efforts to promote the Magazine. See "Competition" below. Airlines do not provide lists of airline employees to interline companies and, at least
to date, airline employee unions have not provided such lists.   Airlines hire
distributors to transmit the airline's materials to its employees and, although unwilling to provide employee lists to the Company, will permit the distributor to mail the Company's promotional material to their employees if the Company will provide the distributor the promotional materials and prepay both mailing expenses and a nominal handling fee. The Company has not yet undertaken this sort of mailing because management perceives it to be relatively expensive, cumbersome, and for a variety of reasons, inefficient as a means of procuring subscriptions to the Magazine or sales of IT or IRL products.

Advertising space is marketed to hotels, resorts, cruise lines and tour operators through direct telemarketing and distribution of media kits to the advertisers and, on a selective basis, to agencies representing the advertisers. Although many advertisers are hotels, resorts, cruise lines, and tour operators who have rate agreements with IT or IRL, and their advertisements display the phone number of IT or IRL, the Magazine also sells advertising space to interline operators which have no agreement or arrangement with IT or IRL. Recently, the Company launched a marketing effort to pursue both advertisers that are only adjuncts to the interline travel industry, such as luggage manufacturers, and those that have no connection to the travel industry.

Advertisers generally, and in particular advertisers who do not have rate agreements with IT or IRL, focus on subscriber base and total distribution of publications in determining both in which publications to place advertising and how much to pay for advertising space. The subscription base and total distribution of the Magazine prior to its acquisition by the Company were too small to attract significant advertising sales. Management of the Company believes that it is possible to increase the total distribution and, in particular, the subscriber base of the Magazine to a point where significant advertising revenues can be achieved, not just from hotels/resorts and cruise operators but also from non-travel businesses.
The Company offers many advertisers the opportunity to purchase advertising space within the Magazine in exchange for rooms in hotels, resort accommodations and cruise cabins, which it then remarkets for cash at an additional profit.


IT and IRL

IT and IRL primarily market their hotel and resort rooms and packages, cruises, and escorted tour products through advertisements within the Magazine, but also advertise in the magazines and newsletters published by or for a given airline's employees and distribute a brochures and flyers into airline Employee Areas. IT has a network of more than 500 current and former airline employees who distributed IT's and IRL's brochures and information in airport Employee Areas throughout the United States, Canada and United Kingdom and is beginning distribution throughout western Europe. Beginning in November, 1996, the Company began to market and refer to IT and IRL under a unified brand identification, "Interline TravelReps." The Company's other significant marketing tools are its reservation center and the reservation agents there who answer phone calls placed by interliners in response to IT's and IRL's promotional activities.

The phone system and computer system maintained by the Company are critical elements in IT's and IRL's marketing efforts. The Company has installed an extensive phone system and computer network which the Company believes will handle IT's and IRL's needs for the foreseeable future. IT's and IRL's ability to service interliners will be dramatically reduced should either the phone or computer system become inoperable. The Company believes that it has taken appropriate steps to assure that the phone and computer system are as reliable and well-protected as electronic equipment can reasonably be expected to be. There can be no assurances, however, that the Company's electronic equipment will at all times be useable by IT and IRL in their efforts to service interline customers.

Interline PERX Vacation Club

In July 1996, the Magazine, IT, and IRL collaborated in launching PERX, a customer loyalty/referral program designed to generate repeat travel business for IT and IRL, as well as subscribers to the Magazine. Membership in PERX allows eligible interliners to receive points for each trip taken with IT or IRL in a manner similar to the many frequent flyer/guest programs operated by airlines and hotels worldwide. In addition, PERX members will receive points
for travel by anyone they directly refer to the program.   Points are redeemable
for discounts and/or free trips. In July 1996, 300,000 brochures containing an application for the PERX program were distributed. Although there is no enrollment fee for interliners who join PERX, the Company anticipates the following benefits from wide enrollment in PERX: (i) increase in the Company's share of the interline market, (ii) increase in the Magazine's circulation, enabling the Company to adjust advertising rates and underwrite the Magazine's production and distribution costs; (iii) creation of an enthusiastic sales team not requiring additional compensation; and (iv) establishment of an IT and IRL mailing list that will supplement the lists available through the Magazine and IT's and IRL's own records and may contain the names of recipients that might otherwise be reached only through more expensive channels (e.g., paid advertising). No assurances can be given that sufficient numbers of interliners will enroll in PERX so as to permit the Company to realize any of the foregoing benefits.

Suppliers

The Magazine

The Magazine is printed and distributed by a contract printing operation at prices negotiated from time to time between the Company and printers. There are a number of printers who could print and distribute the Magazine. Chief among the factors influencing the Company's expenses in printing and distributing the Magazine is the price of paper. Paper prices are volatile and, although currently higher than historical averages and, in the belief of the Company's management, not likely to rise significantly in the foreseeable future, the possibility that paper prices will rise further cannot be completely discounted. Significant increases in paper prices could have a materially adverse effect on the printing expenses of the Magazine and the profitability of the Company.


IT and IRL

IT and IRL primarily procure their supply of hotel and resort accommodations, cruise ship cabins, and tour reservations directly from the operators of those businesses. IT negotiates the prices, terms and, in some cases, availability of hotel and resort accommodations over the telephone or via facsimile machines and, occasionally, at industry conferences where hotel and resort operators within a given region meet with both interline companies and travel wholesalers (which typically buy blocks of hotel rooms or resort accommodations and resell them to travel agencies). With some exceptions, IT usually procures the interline rate quoted by a given hotel or resort operator to all interline operators.

Cruise lines typically limit the interline companies that market their cabins to those which have a demonstrated ability to effectively serve interline travelers. As a result of the Company's acquisition of IRL, the Company obtained the opportunity to market all of the major cruise lines serving the interline market. There is little if any negotiation with cruise lines with respect to rates. Most cruise lines simply inform IRL and the other interline companies of the rates which the cruise lines will make available to interliners. The cruise lines pay interline companies such as IRL the difference between the negotiated rate and the cost on each cruise ship cabin sold to interliners. Retention of the ability to sell cruise cabins to the interline market is key to the continued success of IRL and is subject to the continued satisfaction of the cruise lines with IRL's service. The Company maintains an office in Boca Raton, Florida, in order to facilitate its relations with the substantial number of cruise lines that are located in that area.

IRL procures space on escorted tours in much the fashion that it procures cabins
on cruise ships.   Escorted tour operators limit the number of interline
companies which market their tours, inform (with little negotiation) the interline companies of the interline rates applicable to their fares, and pay interline companies such as IRL a commission on each tour space sold to interliners.

On a limited basis, IT and IRL may also acquire access to travel accommodations through barter arrangements. No assurances can be given that barter transactions will yield a significant supply of travel products for sale by IT and/or IRL. In addition to these direct barter transactions, the Company is party to a marketing agreement with Inventory Merchandising Services, Inc. ("IMS"), a subsidiary of BEI Holdings, Inc., pursuant to which IMS has agreed to permit IT and IRL, on an exclusive basis, to sell travel accommodations which IMS acquires through barter transactions. IMS conducts a barter exchange business and, with some frequency, obtains travel accommodations through barter transactions. Pursuant to the marketing agreement, IMS makes the travel accommodations available for sale by the Company and, upon sale, the Company pays to IMS a sum equal to 25% of the proceeds received by the Company, net of IMS cost of goods sold, with respect to the sale of such inventory.

Competition

The Magazine

The Magazine competes with other publications for readership and for advertisers' patronage. Most information available to interline travelers consists of brochures distributed by other interline companies, hotel and resort operators, cruise lines and escorted tour operators. The Magazine is the only 4 color publication available which is updated and published six times annually. The Magazine has one primary competitor, the ASU Travel Guide - a 400-page guide, published quarterly, with the look and feel of a paperback novel. It competes with the Magazine for advertisements targeting interliners. The ASU Travel Guide has been published successfully for a number of years and enjoys widespread circulation. The Company hopes to compete for advertising sales by increasing distribution and offering barter arrangements to advertisers.


IT and IRL

Management of the Company believes that competition within the interline industry is based principally on market visibility and the nature and variety of products and services offered. As most interline companies are quoted the same price by hotels, resorts, cruise lines and tour operators, price is not usually the basis for a competitive advantage. See "Marketing" above.

There are over 30 competitors in the interline travel industry. None are publicly held so reliable sales information is not available. However, two companies, Caesar's and Magellan, which have been in the travel business for more than 20 years, currently may have greater sales, resources, and management experience and depth than the combined IT and IRL and may be able to compete very effectively with them. The balance of GATT's competition is largely made up of smaller organizations formed by former airline employees and retail travel operators which view the interline market as merely a portion of their business. Most interline companies tend to focus on a specific destination (Mexico and the Caribbean, Ski Trips, etc.) or specific airline (e.g., only Continental). Others, like the Company, offer a more complete range of interline products and services.

The Company's management has implemented several product features in an attempt to improve the products of IT and IRL and differentiate them from the products and services of competitors. In doing so, the Company has attempted to specifically tailor the products offered to the needs and concerns of interliners.

The Company employs 57 people. It is anticipated that up to 200 additional personnel will be required to meet the demands of the projected market over the next five years. Most of these positions will be in the areas of reservations and operations processing and servicing the Company's projected volume increases.

ITEM 2. DESCRIPTION OF PROPERTY

The Company occupies approximately 8,000 square feet of office space at 1120 Capital of Texas Highway, Building 3, Suite 300, Austin, Texas 78746 and 630 square feet of office space at 1499 West Palmetto Park Road, Suite 222, Boca Raton, Florida 33486. The Company owns no property other than office furniture, equipment and software.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings, and no material legal proceedings have been threatened by or, to the best of the Company's knowledge, against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A special meeting of the shareholders of Riley Investments, Inc. (the former name of the Company) was held on October 7, 1996, at 2:00 p.m., local time, at 1820 North Shore Road, Lake Oswego, Oregon. There were a total of 384,024 shares of common stock issued and outstanding, after giving effect to a recent 15 for 1 reverse stock split of the Corporation's outstanding common stock. There were 192,498 shares of the 384,024 issued and outstanding shares of common stock of the Corporation present, in person or by proxy, constituting approximately 50.1% of the shares issued and outstanding at the record date. Therefore, a quorum was present and the meeting was duly called and noticed and convened for the transaction of business.


The following resolutions were adopted by the indicated votes:

     Resolved, that the articles of incorporation be amended to change the authorized capital of the Corporation to consist of 30,000,000 shares of
common stock and 10,000,000 shares of preferred stock.    (The vote was
194,498 shares for adoption of this resolution and 191,526 shares either
against, withheld   or non-voting.)

     Resolved, that the articles of incorporation be amended to change the name of the corporation from "Riley Investments, Inc." to "Grand Adventures Tour & Travel Publishing Corporation".

     (The vote was 194,498 shares for adoption of this resolution and 191,526 shares either against, withheld or non-voting.)

     Resolved, that the Long-Term Stock Incentive Plan be ratified, authorized, adopted, and approved in all respects. The Plan is intended to aid the Company in maintaining and developing a management team, attracting qualified officers and employees capable of assisting in the future success of the Company, and rewarding those individuals who have contributed to the success of the Company. It is designed to aid in retaining the services of qualified executives and employees and in attracting new personnel when needed for future operations and growth and to provide such personnel with an incentive to remain employees of the Company, to use their best efforts to promote the success of the Company's business, and to provide them with an opportunity to obtain or increase a proprietary interest in the Company. It is also designed to permit the Company to reward those individuals who are not employees of the Company but who are perceived by management as having contributed to the success of the Company or who are important to the continued business and operations of the Company.

     (The vote was 192,446 shares for adoption of this resolution and 191,578 shares either against, withheld or non-voting.)

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Common Stock is traded irregularly and infrequently in the over-the-counter market and is quoted on the OTC EBB under the symbol "GATT". Prior to the Merger, the Common Stock was quoted under the symbol "RIBS". The high and low bids during the last quarter of 1996 were $3.50 and $2.50 , respectively. The Company believes that quotations and trades for the periods prior to the fourth quarter of 1996, when the Company was not operating or operated a wholly different business, are immaterial.

The Company has approximately 400 stockholders.

The Company has paid no dividends since its inception. The Company does not anticipate that it will pay any cash dividends in the future, even if it were profitable. Instead, the Company intends to retain earnings it might generate to provide funds for further expansion in the future.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The financial information set forth in the following discussion should be read in conjunction with, and qualified in its entirety by, the financial statements of the Company included elsewhere herein.

On December 1, 1994, IMS, a subsidiary of BEI, acquired from an unrelated third party the net assets that resulted in the IT division in consideration of the assumption of $144,394 in liabilities. BEI formed Airfair as a subsidiary on January 5, 1996, in which to consolidate its interline industry activities. On January 13, 1996, Airfair acquired certain assets and assumed certain liabilities that became the IRL and Magazine divisions of Airfair in consideration of the assumption of $593,791 in liabilities, effective December 31, 1995. Following the organization of Airfair, IMS transferred the IT division to Airfair, effective January 1, 1996. Effective October 10, 1996, Airfair merged into a newly created, wholly-owned subsidiary of Grand Adventures Tour & Travel Publishing Corporation (formerly Riley Investments, Inc.). Airfair became the surviving operating corporation following the merger (SEE ITEM 1. DESCRIPTION OF BUSINESS). In view of the foregoing acquisitions and merger and its new management team, operating strategies, expansion plans, resources, and other factors, management does not believe that a discussion of the operations of the prior operating entity (Riley) would be meaningful.

FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION

The Company had a negative working capital of $1,569,859 as of December 31,1996, as compared to a negative working capital of $496,437 at December 31,1995. This resulted in a decrease of $1,073,422 in working capital for the 1996 fiscal year. The primary causes for this large decrease were the loss from operations of $872,655 and the payment of certain liabilities assumed in the IRL and Magazine purchase previously mentioned. The Company ended the fiscal year with $2,464,269 in current liabilities as compared to $523,722 for the prior year. This was a result of not being able to generate enough cash funds during the year to adequately sustain the acquisitions and management's intent to grow sales through increasing the number of publications, size, distribution and quality of the magazine. The largest components of current liabilities are accounts payable of $578,988 (of which $413,271 are greater than 60 days past due); accrued expenses of $179,868; due to affiliates (BEI/IMS, the former owner of Airfair) of $88,213; current portion of notes payable of $502,573, and deferred revenues relating to hotels, cruises and tours and magazine subscriptions of $1,114,627. A large portion of accounts payable are made up of amounts due for telephone services, publication of the magazine and attorneys' fees incurred in connection with the aforementioned merger. The Company has been diligently working with its primary vendors to work out payment schedules. Subsequent to year end, the two largest publication vendors have agreed to convert to longer term notes payable. Accrued expenses of $179,868 are comprised mainly of payroll, vacation and commissions of $89,173, note interest of $17,612, negative cash balances of $50,723, and general administrative expenses of $24,917. The amount due BEI/IMS is the net balance due at the end of the year for various transactions that occurred during the year, such as management fees (SEE ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS). Deferred revenues for hotels and cruises represent the moneys received from passengers that are deferred for revenue recognition purposes until the passenger has completed travel. Amounts deferred for hotels were $385,852 and for cruises $623,715 at December 31, 1996. Deferred subscription revenue of $105,060 represents subscription moneys received but not earned at year end. Magazine subscriptions are normally paid in full in advance for the one- or two-year subscription period. Revenue is earned on a prorata basis as the magazines are printed and shipped to the subscribers. Total notes payable of $756,796 is a combination of eight notes totaling $400,000 due shareholders of the Company, two notes incurred in connection with the previously mentioned acquisition of the cruise and magazine divisions totaling $306,796 and a one $50,000 note from a potential future investor. The holder of the acquisition notes agreed to a substantially discounted payoff on these notes in April, 1997. The Company completely extinguished this debt through the payment of $75,000 in cash in April, 1997. The discount amounted to a reduction of $231,796 in the debt balance with the offset being a reduction in the amount of goodwill created in the acquisition. Of the total of $756,796 in notes, the current portion amounts to $502,573 and the long term portion equals $254,223. Included in other liabilities besides the long term debt is a deferred discount of $54,644 that was received as a service discount from the Company's long distance telephone carrier in 1996 upon the execution of a long term agreement. The agreement requires the Company to use a minimum of $240,000 in annual long distance services for a period of three years. If the Company fails to utilize the required minimum usage, the discount will be forfeited. The Company anticipates that it will exceed the annual requirements and will earn all discounts by the end of the agreement term.

The Company had $1,579,489 in total assets at December 31, 1996 compared to assets of $147,530 at the end of 1995. Substantially all of the balance in the cash account of $43,240 consists of an escrow deposit required by the Company's bank as a reserve for Visa/Mastercard credit card processing. The deposit agreement requires the Company to fund a total of $125,000 to this account over time. The Company has funded $105,376 to this account to date. Subsequent to the date of the audit, the Company was notified by the bank that it will not process the Company's credit cards after June 10, 1997. The bank made a determination that the travel industry in general and the Company's financial condition at December 31, 1996 were not strong enough to warrant the risk for the bank. The bank will return all excess funds over $50,000 to the Company on June 10, 1997, and will return the remainder of the funds at the end of 10 months ( April 1998 ) providing that the Company continues to honor any chargebacks during that period. The Company has had a history of minimal chargebacks. The Company is in the process of negotiating with the bank to determine what avenues (such as increasing the reserve amount) can be taken in order to continue credit card processing. The Company is also looking at other banking institutions for its processing needs. Approximately 70% of the Company's hotel and resort sales are generated through credit cards. If the Company is not able to work out an acceptable credit card processing arrangement there will be a material adverse effect on the Company's ability to generate adequate hotel sales to maintain its current level of operating needs. The accounts receivable of $19,911 is comprised primarily of advertising revenue from vendors that advertised in the magazine and updates. Prepaid tour cost and prepaid cruise cost of $252,344 and $578,915, respectfully, represent funds paid to hotels and cruise lines as of December 31, 1996 for travel dates that occur after that date. The largest increase in assets occurred in intangible assets (goodwill) with a net unamortized balance of $622,009 at the end of the year. This increase was the result of $558,791 of goodwill generated in connection with the aforementioned purchase of the cruise and magazine divisions. Subsequent to the audit, the Company has reduced this goodwill by $231,796 due to the discounted payoff of the notes mentioned above.

RESULTS OF OPERATIONS

Overall Operating Results

The Company experienced a net loss for the year ended December 31, 1996 of $872,655 as compared to a net loss of $364,744 for 1995. One of the primary causes for the increased loss in 1996 were expenses related to the acquisition of the cruise and magazine divisions in January, 1996. The Company incurred approximately $34,000 in relocation expenses in moving personnel from Florida to the Company's home office in Austin, Texas. Interest expense on the acquisition notes payable was $40,898. Management also set a goal in 1996 of increasing sales through increasing the size, quality and distribution of the magazine.
The magazine's production schedule was increased to every two months as opposed to every three months before the Company's acquisition. The magazine also produces an update brochure promoting hotel and cruise specials in the months in which the magazine is not produced. The Company had expenses associated with the publication, distribution, advertising and administration of the magazine and updates of approximately $460,000 in excess of subscription and advertising revenue generated. Management believes that increased circulation will increase the value of the publications to both advertisers and subscribers. The Company intends for the magazine division to increase both advertising and subscription revenue to the point where this division will at least break even in 1997. The anticipated value of these publications should be felt through increased sales in both the hotel and cruise and tour divisions. The Company also incurred approximately $85,000 of legal expenses during the year as result of the cruise and magazine acquisitions and the merger with Riley.

Revenue

Gross revenue for the year ended December 31, 1996 was $11,003,326 an increase of $8,676,434 over 1995 revenues of $2,326,892. Hotel sales increased 86% in 1996 from $2,289,018 in 1995 to $4,249,454 in 1996. This increase in hotel sales was primarily caused by the Company being able to better advertise its products and services in the magazine and update publications purchased at the beginning of 1996. The marketing department also substantially increased the number of available properties to sell to the interline market during the year. With the purchase of the cruise and tour division and the magazine division, the Company was able to add new product line revenue in 1996 that it did not have in 1995. Gross cruise and tour revenue equaled $6,339,179 in 1996. The magazine and update publications added another $374,789 in advertising and subscription revenue for the year. The Company also began selling cruise bump protection insurance to passengers as a auxiliary product. This produced $11,139 in earned commissions in 1996. The Company recognizes hotel and cruise revenues on a "booked, paid, traveled" basis, (i.e. revenue is not earned until the passenger has completed travel).

Cost of Goods Sold

The overall gross margin for 1996 was $2,089,438, or 19% of overall gross sales. This compares to a gross margin of $561,151, or 24.5% of gross sales, for 1995. The decrease in the gross margin percentage is due primarily to the addition of the cruise division during the year. While cruises typically have a much higher dollar value per sale, the margin percentages are lower on the average than hotel sales. The hotel division had cost of sales of $3,273,552 on sales of $4,249,454 in 1996 producing a gross margin of $975,902, or 23% of sales. 1995 hotel cost of sales was $1,751,919 generating a gross margin of $537,099, or 23.5% of sales of $2,289,018. The margins on hotel sales remained very consistent over the two year time frame. The cruise division generated a gross margin of $776,303 or 12.5% on sales of $6,339,179 in 1996. As previously mentioned, the Company did not have this division in 1995. Average margins on cruises can range from 10% to 18% depending on which cruise line is booked. The magazine division produced a margin of $297,329 for the year. The Company only recognizes those publishing costs directly associated with the subscriber and advertising commitments as cost of goods sold. Any publishing cost for excess production and distribution is recorded as Company advertising expense as it for the benefit of the hotel and cruise sales.

Operating Expenses

Operating expenses for the year ended December 31, 1996 were $2,962,093 as compared to $925,895 for 1995. Again one of the major causes for such a large increase was the expenses associated with the acquisition and operating of the cruise and magazine divisions at the beginning of 1996. Advertising expenses were $468,078 for the year, an increase of approximately $422,000 over the prior year. This was caused by the increased production and distribution of the magazine and updates. Total interest expense for the year equaled $56,098 on notes payable (See "Liquidity and Capital Resources" below). Management anticipates that interest expense will increase materially in 1997. The Company had no debt or interest expense in 1995. The Company also incurred $85,602 in legal expenses for the year due to the aforementioned acquisitions and the merger with Riley. The Company anticipates that legal expenses will be drastically reduced in 1997. Contract service expenses of $64,167 were incurred primarily for computer programming related to the enhancement of the hotel reservation system and for writers who contracted to write travel stories for the magazines. The previously mentioned relocation expenses amounted to approximately $34,000. The largest expense item for the Company is salaries which equaled $1,111,081 for 1996 as compared to $342,544 for the previous year. This increase is attributable to the added staff acquired in the purchase of the cruise division, the staffing up of the acquired magazine division and personnel added in hotel reservations to handle the 86% increase in hotel sales over the prior year.

The Company reduced salary expenses as of January 1, 1997 through the reduction of personnel and attrition ( See "Liquidity and Capital Resources"). Credit card processing fees for the year totaled $129,833. Approximately 70% of the Company's hotel and resort revenue is received via of credit card payment. The bank processing fees for handling credit cards approximates 2% of the credit sale. The Company entered into an agreement with its processing bank in September, 1996 whereby the Company would no longer directly accept Visa/Mastercard charges for cruises due to the high average ticket involved.
The bank felt at that time that this would substantially reduce the bank's exposure to chargebacks if the Company was unable to honor these commitments. The Company relies heavily on telephone usage because the interline passenger base is widely dispersed throughout the United States and Europe and the supply vendors are internationally situated. Telephone expenses for 1996 were $227,004. These expenses for 1995 were $45,724. The last major expense area were management fees. Airfair entered into a management agreement with BEI and IMS effective March 1, 1996. Under this agreement, BEI permits Airfair to use office space and certain equipment leased by BEI, and BEI and IMS provide Airfair insurance, payroll services, office supplies and other minor office services. IMS and BEI charge Airfair a management fee equal to 0.5% of Airfair's gross revenue per month for these services. In addition, pursuant to the terms of the management agreement, IMS, BEI, and Airfair agreed that Airfair would reimburse BEI for a portion of the direct payroll expenses of certain members of management who serve BEI, IMS, and Airfair (the "Shared Management Members"). The proportion is intended to correspond with the amount of time expended by the Shared Management Members on the business matters of Airfair. These management fees and the payroll reimbursements for Shared Management Members totaled $68,475 for the year ended December 31, 1996. Prior to the management agreement, all general and administrative expenses of BEI were allocated to Airfair and IMS on a ratio basis. In February 1996, BEI incurred a large one-time gain which exceeded its expenses. As such, both Airfair and IMS were the beneficiaries of an expense credit for that month. Airfair's portion of that allocation was a credit of approximately $142,000.


LIQUIDITY AND CAPITAL RESOURCES

Since Airfair's inception, it has financed its business growth through internally generated revenue, borrowings from its former sole stockholder, BEI, and borrowings from new stockholders subsequent to its spin-off from BEI. The Company owed BEI/IMS $88,213 on December 31, 1996. In September, 1996, the Company borrowed $400,000 from seven shareholders ("bridge loans") that were collateralized with 130,868 shares of equity securities that are owned by BEI. BEI executed a Security Pledge Agreement in favor of the lenders. In November, 1996, the Company initiated a private placement to qualified investors and offered up to 2,000,000 shares of its common stock at a price of $1.00 per share. The Company has not raised any funds through this offering as of this filing. Thereafter, management has taken a different strategy in raising and conserving funds needed for operations in 1997 and thereafter. Since January 1, 1997, management has reduced expenses by approximately $40,000 per month through a reduction in nonessential personnel, changing to a lower priced package delivery service, obtaining more services such as small printing jobs on a trade basis and reducing any other expenses that are not considered absolutely necessary to the ongoing needs of the operation. Subsequent to the audit report, the Company has also raised funds through additional long-term borrowings. The bridge loans were restructured in a transaction whereby the loanholders agreed to the release of the pledged equity securities in exchange for the following: (1) payment of all accrued interest through April 10, 1997, which was paid in the amount of approximately $29,000, (2) the loan broker received a fee of $20,000, (3) 40,000 Company common stock warrants were issued to the loan broker and 20,000 stock warrants were issued to a principal of the loan broker, all exercisable at $1.00 per share, (4) the bridge loans were converted to 3-year notes bearing 12% annual interest , with principal and interest payable monthly, beginning in May, 1997, the outstanding principal balance is convertible (at note holders' option) into Company common stock at $.50 per share, and no prepayment penalties. With the release of the equity securities, the Company obtained a margin loan of $185,000 with the stock as collateral with the Principal Financial Group in April, 1997. Also in April and May, 1997, the Company raised an additional $500,000 from ten investors through the issuance of three-year convertible debentures. The debentures carry an annual interest rate of 7%. Interest and principal are due and payable in annual installments on each anniversary. At the option of the Company, interest payments due prior to the maturity date may be made in shares of common stock of the Company at the rate one share for each $0.50 of interest accrued and payable. The debenture holder has the right at any time prior to maturity to convert all or any portion of the then outstanding principal balance into fully paid and non-assessable shares of common stock of the Company at a conversion price of $0.25 per share of such outstanding principal amount, subject to adjustment from time to time as provided for in the debenture. The Company also extinguished (in April, 1997) the $306,796 of notes payable that were incurred in connection with the acquisition of the cruise and magazine division for a cash settlement of $75,000 (See Financial Condition and Changes in Financial Condition above). As a result of the above, the Company has been able to expand the distribution and number of publications advertising the Company's hotel and cruise and tour packages which should substantially increase sales in both areas. Management has and is continuing to negotiate with its accounts payable vendors in order to work out acceptable payment schedules for all parties.

As a result of the transactions described in the preceding paragraph, management believes that its existing working capital levels, supplemented by cash expected to be generated by existing operations, will be sufficient to fund the Company's needs over the next 12 months. Management's belief is based on a number of assumptions including, without limitation, that increased gross sales will result from increased distribution (both in terms of frequency and number of issues) of the Company's publications and that the Company can continue to operate effectively at reduced levels of operating expenses. There can be no assurance that the foregoing assumptions and the other assumptions relied upon by management will prove accurate and any such inaccuracy may cause the Company to need working capital. Moreover, there are no assurances that the Company will be able to procure any such capital should it be needed and any such inability may have an adverse effect on the Company's business, financial condition and future operating results.
INFLATION

The Company's results of operations have not been affected by inflation and management does not expect inflation to have a significant effect on its operations in the future because of the short time frame between reservation bookings and the dates of travel.

FORWARD -LOOKING INFORMATION

From time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer or in various filings made by the Company with the Securities and Exchange Commission. Words or phases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project or projected", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 ("the Reform Act"). The Company wishes to ensure that such statements are accompanied by meaningful cautionary statements, so as to maximize to the fullest extent possible the protections of the safe harbor established in the Reform Act. Accordingly, such statements are qualified in their entirety by reference to and are accompanied by the following discussion of certain important factors that could cause actual results to differ materially from such forward-looking statements.

Management is currently unaware of any trends or conditions other than those previously mentioned in this management's discussion and analysis that could have a material adverse effect on the Company's consolidated financial position, future results of operations, or liquidity.


However, investors should also be aware of factors that could have a negative impact on the Company's prospects and the consistency of progress in the areas of revenue generation, liquidity, and generation of capital resources. These include: (i) variations in the mix of hotel, cruise, and magazine revenues, (ii) possible inability to attract investors for its equity securities or otherwise raise adequate funds from any source should the Company seek to do so, (iii) increased governmental regulation, (iv) increased competition, (v) unfavorable outcomes to litigation involving the Company or to which the Company may become a party in the future and, (vi) a very competitive and rapidly changing operating environment. Furthermore, reference is also made to other sections of this report that include factors that could adversely impact the Company's business and financial performance.

The risks identified here are not all inclusive. New risk factors emerge from time to time and it is not possible for Management to predict all of such risk factors, nor can it assess the impact of all such risk factors on the Company's business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.



ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company are included beginning immediately following the index to the consolidated financial statements. In connection with the Merger, the Company's fiscal year was changed to conform to that of Airfair, the operating entity. Therefore, the Company's current fiscal year ends December, 31, 1996.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Certified Public Accountants for the Period from November 1, 1995 through October 9, 1996

Report of Independent Certified Public Accountants

Consolidated Balance Sheets at December 31, 1996 and 1995

Consolidated Statements of Operations for the Two Years ended December 31, 1996 and 1995

Consolidated Statement of Stockholders' Equity for the Two Years ended December 31, 1996 and 1995

Consolidated Statements of Cash Flows for the Two Years ended December 31, 1996 and 1995

Notes to Consolidated Financial Statements

All schedules have been omitted because they are not applicable or not required, because the information is shown in the consolidated financial statements or the notes thereto, or because the information is immaterial.




                                                    Independent Auditor's Report

                                                                  April 28, 1997

The Board of Director
Riley Investments, Inc.
Lake Oswego, Oregon

          We have audited the accompanying balance sheet of Riley Investments, Inc. as of October 9, 1996, and the related statement of operations, stockholders' equity, and cash flows for the period from November 1, 1995 through October 9, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

          We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Riley Investments, Inc. at October 9, 1996, and the results of its operations and its cash flows for the period from November 1, 1995 through October 9, 1996 in conformity with generally accepted accounting principles.



                                   /S/ Isler & Co., L.L.C.
                                   Portland, Oregon

To The Board of Directors
of Grand Adventures Tour & Travel Publishing Corporation and Subsidiary Austin, Texas

We have audited the accompanying consolidated balance sheets of Grand Adventures Tour & Travel Publishing Corporation (formerly Riley Investments, Inc.) for the period November 1, 1996 through December 31, 1996, and its subsidiary (Airfair Publishing, Inc.) for the years ended December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the periods then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Grand Adventures Tour & Travel Publishing Corporation (formerly Riley Investments, Inc.), whose financial statements are immaterial in relation to the consolidated financial statements, for the years ended October 31, 1996 and 1995. Those statements were examined by other auditors whose reports have been furnished to us and our opinion expressed herein, insofar as it relates to the amounts included for Grand Adventures Tour & Travel Publishing Corporation, is based solely on the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Grand Adventures Tour & Travel Publishing Corporation and subsidiary as of December 31, 1996 and 1995, and the results of their operations for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 15 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 15. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ Andersen Andersen & Strong, L.C.
April 4, 1997
(except for Note 15, as to which the date is May 1, 1997)
Salt Lake City, Utah

             GRAND ADVENTURES TOUR & TRAVEL PUBLISHING
                    CORPORATION AND SUBSIDIARY
                    CONSOLIDATED BALANCE SHEETS
                    DECEMBER 31, 1996 AND 1995





                                                        1996        1995
ASSETS
CURRENT ASSETS
   Cash and cash equivalents - restricted (Note 2)   $ 43,240           -
   Accounts receivable, net of allowance for
        doubtful accounts of $8,810 in 1996 (Note
        2)                                             19,911           -
   Prepaid hotel cost (Note 2)                        252,344      27,085
   Prepaid cruise and tour cost (Note 2)              578,915           -
        Total Current Assets                          894,410      27,085
PROPERTY AND EQUIPMENT, AT COST, NET OF
   accumulated depreciation (Notes 2 and 3)            63,070      48,179
OTHER ASSETS
   Intangible assets, net of accumulated
        amortization (Notes 2 and 5)                  622,009      72,266
                                                  $ 1,579,489   $ 147,530


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                               $   578,988       6,787
   Other current liabilities                          179,868           -
   Due to affiliate (Note 6)                           88,213     475,611
   Current portion of long-term debt (Note 7)         502,573           -
   Deferred hotel revenue (Note 2)                    385,852      41,124
   Deferred cruise and tour revenue (Note 2)          623,715           -
   Deferred subscription revenue                      105,060           -
        Total Current Liabilities                   2,464,269     523,522
OTHER LIABILITIES
   Long-term debt (Note 7)                            254,223           -
   Deferred discount (Note 9)                          54,644           -
        Total Other Liabilities                       308,867           -
STOCKHOLDERS' (DEFICIT)
   Preferred stock, no par value; authorized
        10,000,000 shares; none issued and
        outstanding                                         -           -
   Common stock $.0001 par value; authorized
        30,000,000 shares; issued and outstanding
        9,509,024 and 9,100,000 shares in 1996
        and 1995, espectively  (Note 11)                  951       9,100
   Additional paid-in capital (deficit)               598,209      (9,100)
   Accumulated deficit                             (1,792,807)   (375,992)
        Total Stockholders' (Deficit)              (1,193,647)   (375,992)
                                                  $ 1,579,489  $  147,530

 The accompanying notes are an integral part of these consolidated financial statements.



             GRAND ADVENTURES TOUR & TRAVEL PUBLISHING
                    CORPORATION AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF OPERATIONS
                    DECEMBER 31, 1996 AND 1995




                                                        1996       1995
REVENUES
   Hotel revenue                                  $ 4,249,454 $2,289,018
   Cruise and tour revenue                          6,339,179          -
   Magazine subscription and advertising revenue      374,789          -
   Merchandise and other revenue                       39,904     37,874
           Total Revenues                          11,003,326  2,326,892
COST OF SALES
   Hotel cost                                       3,273,552  1,751,919
   Cruise and tour cost                             5,562,876          -
   Magazine publishing cost                            75,120          -
   Merchandise cost                                     2,340     13,822
           Total Cost of Sales                      8,913,888  1,765,741
           Gross Profit                             2,089,438    561,151
OPERATING EXPENSES
   Selling, general and administrative expenses     1,816,025    530,488
   Wages                                            1,111,081    342,544
   Depreciation and amortization                       34,987     52,863
           Total Operating Expenses                 2,962,093    925,895
Net Loss Before Income Taxes                         (872,655)  (364,744)
Income Tax Expense                                          -          -
Net (Loss)                                        $  (872,655) $(364,744)
Net (Loss) Per Common Share (Note 2)              $   (0.09)   $  (0.04)
Weighted Average Common Shares Outstanding          9,530,007  9,100,000

 The accompanying notes are an integral part of these consolidated financial statements.



                   GRAND ADVENTURES TOUR & TRAVEL PUBLISHING
                          CORPORATION AND SUBSIDIARY
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                          DECEMBER 31, 1996 AND 1995



                                                     ADDITIONAL
                                   COMMON STOCK       PAID-IN     RETAINED
                                 SHARES     AMOUNT    CAPITAL     DEFICIT       TOTAL
BALANCE AT OCTOBER 31, 1994    5,800,531     $  580   $543,580   $(764,168)   $(220,008)

Net loss                               -          -          -    (133,220)    (133,220)

BALANCE AT OCTOBER 31, 1995    5,800,531        580    543,580    (897,388)    (353,228)

Cancellation of shares          (588,674)       (59)        59           -            -
Effect of 1-for-15 reverse
stock split (exclusive of
   fractional shares)         (4,827,833)      (483)       483           -            -
Airfair shares converted to
shares in the Company          9,125,000        913     54,087           -       55,000
Net income (prior to merger)           -          -          -     353,228      353,228

BALANCE AT DECEMBER 31, 1996   9,509,024       $951   $598,209   $(544,160)     $55,000


AIRFAIR PUBLISHING, INC.

BALANCE DECEMBER 31, 1994              -       $  -          -    $(11,248)     (11,248)
Issuance of shares pursuant
  to spin-off of Airfair from
  IMS                          9,100,000      9,100     (9,100)          -            -
Net loss                               -          -          -    (364,744)    (364,744)

BALANCE AT DECEMBER 31, 1995   9,100,000      9,100     (9,100)   (375,992)    (375,992)
Contribution of capital                -          -     30,000           -       30,000
Issuance of common shares
   ($1.00 per share)               25,000         25    24,975           -       25,000
Exchange of Airfair shares
   for shares in the Compan y  (9,125,000)    (9,125)  (45,875)          -      (55,000)
Net loss                                -          -         -    (872,655)    (872,655)

BALANCE AT DECEMBER 31, 1996            -    $     -   $     - $(1,248,647) $(1,248,647)

CONSOLIDATED BALANCES AT
    DECEMBER 31, 1996           9,509,024    $   951   $598,209$(1,792,807) $(1,193,647)

  The accompanying notes are an integral part of these consolidated financial statements.


       GRAND ADVENTURES TOUR & TRAVEL PUBLISHING CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995




                                                        1996        1995
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                         $   (872,655)  $(364,744)
Adjustments to reconcile net loss to cash
provided by operating activities:
        Depreciation and amortization                  34,987      21,355
        Provision for losses on accounts
          receivable                                    8,810           -
   Changes in operating assets and liabilities:
        Accounts receivable                           (28,720)          -
        Prepaid hotel cost                           (225,260)    (14,015)
        Prepaid cruise and tour cost                 (578,915)          -
        Accounts payable                              629,710           -
        Accrued expenses                              122,307    (137,607)
        Payroll taxes payable                              52           -
        Payable to affiliates and other              (387,397)     491,874
        Deferred hotel revenue                        344,728       3,137
        Deferred cruise and tour revenue              623,715           -
        Deferred subscription revenue                 105,060           -
        Deferred discount                              54,643           -
           Net Cash Provided (Used) by Operating
            Activities                               (168,935)          -
CASH FLOWS FROM INVESTING ACTIVITIES:
   Business acquisitions                             (575,128)          -
   Purchase of property and equipment                 (35,000)          -
   Proceeds from sale of equipment                     10,507           -
           Net Cash Provided (Used) by Investing
            Activities                               (599,621)          -
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of common stock                  55,000           -
   Proceeds from notes payable                        909,465           -
   Repayments of notes payable                       (152,669)          -
           Net Cash Provided by Financing Activities  811,796           -
   Net Increase (Decrease) in Cash                     43,240           -
   Cash at Beginning of Period                              -           -
   Cash at End of Period                            $  43,240     $     -
SUPPLEMENTAL CASH FLOW INFORMATION
   Cash paid during the year for interest           $ 38,402      $     -

 The accompanying notes are an integral part of these consolidated financial statements.



                   GRAND ADVENTURES TOUR & TRAVEL PUBLISHING
                           CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995

1. BUSINESS ACTIVITIES

The Company serves a portion of the travel industry known as "interliners". Interliners are the active employees and retirees of the airline industry, who may fly on many carriers for free or at a very significantly reduced fare, along with their families and the friends to whom they pass along their allotments of no-cost or low-cost flying privileges. Interliners are generally able to procure hotel or resort accommodations in destination locations, berths on cruise ships and other travel products at rates representing a courtesy of up to 50% off of established rates, primarily because interliners have a high propensity to travel and tend to travel during off-peak periods when "stand-by" space is available at hotels and resorts and on cruise ships. These factors have led the travel industry to view interline bookings as incremental revenue that supplements normal marketing revenue.

The Company serves both interline travelers and operators (hotels, resort, cruise lines and others) segments of the interline industry through three distinct business units: Interline Adventures, a publication formerly titled Airfair Magazine: Interline Travel, which markets hotel-resort space to interliners and specializes in Mexican and Caribbean locations: and Interline Representatives, Ltd., which markets cruise and escorted tour packages to interliners.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Travel revenue is recognized on a "booked, paid, traveled" basis. This means that all client funds received and all funds paid to travel suppliers prior to the travel date are deferred for income recognition until such time as the client has traveled and the Company has completed its commitment to the client and the travel suppliers. Subscription sales are deferred for income recognition until magazines are delivered to subscribers. (See Note 8.)

The assets "Prepaid Hotel Cost" and "Prepaid Cruise and Tour Cost" represent expenses paid for tours and cruises which have been booked but not yet taken by the customer. The liabilities "Deferred Hotel Revenue" and "Deferred Cruise and Tour Revenue" represent payments received for tours and cruises booked but not recognized as revenue until the customer completes the tour or cruise.

Cash and Cash Equivalents

Substantially all of the balance in the cash account consists of an escrow deposit required by Bank One as a reserve for credit card processing. The Company has agreed to establish an escrow balance of $125,000 to be funded by depositing amounts equal to 5% of the prior week's gross sales deposit activity on a weekly basis commencing September 9, 1996, for a six week period. Commencing the 7th week, the Company agreed to deposit $5,000 per week for a 4-week period, and commencing the 11th week, a deposit of $10,000 per week until the reserve is fully funded. As of December 31, 1996, the Company had funded the escrow account to a balance of $42,876, and as of the date of the audit report, the balance in the account is $105,376.

The Company considers all highly liquid instruments purchased with a maturity at the time of purchase of less than three months to be cash equivalents.

Allowance for Uncollectible Accounts

The Company provides an allowance for accounts receivable which are doubtful of collection. The allowance is based upon management's periodic analysis of receivables, evaluation of current economic conditions, and other pertinent factors. Ultimate losses may vary from the current estimates and, as additions to the allowance become necessary, they are charged against earnings in the period in which they become known. Losses are charged and recoveries are credited to the allowance.

Income (Loss) Per Share

The computation of primary income (loss) per share of common stock is based on the weighted average number of common shares outstanding during the period plus (in periods in which they have a dilutive effect) the effect of common shares contingently issuable from stock options and exercise of warrants.

Depreciation and Amortization

Property and equipment are stated at cost. Depreciation is computed on the straight-line method for financial statement purposes. Estimated useful lives range from 5 to 7 years. Intangibles, consisting of "excess of cost over net assets acquired" and non-compete covenants are stated at cost and are being amortized over 40- year and 3-year periods, respectively.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Airfair Publishing Company, Inc. All intercompany transactions have been eliminated.

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of certain assets and liabilities for financial and tax reporting. The deferred taxes represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

Stock-Based Compensation

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No.123, Accounting for Stock-Based Compensation. The Company currently accounts for its stock-based compensation plans using the accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Since the Company is not required to adopt the fair value based recognition provisions prescribed under SFAS No. 123, it has elected to comply with the disclosure requirements set forth in the Statement, which includes disclosing pro forma net income as if the fair value based method of accounting had been applied. (See Note 14.)

Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing the financial statements.

3. PROPERTY AND EQUIPMENT
Property and equipment at December 31, 1996 and 1995 is as follows:

                                         1996         1995
                                         ----         ----
     Property and equipment            $93,795      $69,302
     Less accumulated depreciation     (30,725)     (21,123)
                                        ------       ------
       Net property and equipment      $63,070      $48,179
                                        ======       ======

Depreciation expense for the years ending December 31, 1996 and 1995 was $9,601 and $19,498, respectively.

4. ACQUISITIONS

On December 1, 1994, Inventory Merchandising Services, Inc. (IMS) (a wholly owned subsidiary of Barter Exchange, Inc. (BEI)), acquired the net assets of a business owned by Lou and Claudia Nackos (Nackos) for the assumption of certain liabilities in the amount of $144,394. This resulted in a new operating division called Interline Travel (Interline).

Assets acquired from Nackos consist of the following:

   Cash                                      $    814
   Excess of cost over net assets acquired     74,278
   Furniture and fixtures                      69,302
                                              -------
   Total assets acquired                     $144,394
                                              =======

Airfair Publishing, Inc. (Airfair) is a Delaware corporation formed on January 6, 1996. Immediately subsequent to incorporation of Airfair, the assets and liabilities of Interline were transferred by IMS into Airfair. Additionally, existing shareholders of BEI received four shares of Airfair for each share held in BEI, resulting in 8,500,000 shares issued. An additional 600,000 shares were authorized by the Board of Directors and issued to two shareholders, resulting in a total of 9,100,00 shares issued pursuant to the spin-off of the Interline division in IMS to Airfair. Capital of $30,000 was contributed to Airfair by BEI.

On January 13, 1996, (Closing Date) [effective December 31, 1995 (Effective
Date)] Airfair acquired certain assets and assumed certain liabilities of Interline Representatives Ltd. and Airfair Publishing Corp. (IRL/APC) for $593,791.

Assets acquired from IRL/APC consist of the following:

   Furniture and equipment                  $  35,000
   Covenant-not-to compete                     30,000
   Excess of cost over net assets acquired    528,791
                                              -------

   Total assets acquired                     $593,791
                                              =======

Liabilities (unadjusted) assumed from IRL/APC consist of the following:

   Subscription, prepaid advertising,
     and tour ledger                  $204,326
                                       -------

   Net assets acquired                $389,465
                                       =======

Payment for the net assets acquired from IRL/APC is as follows:
   Cash                               $ 30,000
   Note payable #1 (see below)         201,879
   Note payable #2 (see below)         157,586
                                       -------

   Total payments (unadjusted)        $389,465
                                       =======

Both of the promissory notes described above, have identical terms (except as specified) as follows: The annual interest rate on unpaid principal is 12% per annum. Interest only will be due on the unpaid balance on January 31, 1996, February 29, 1996, and March 31, 1996. Thereafter, principal and interest shall be due and payable in monthly installments of $5,593 on Note #1 and $4,366 on Note #2, each payable on the last day of each month, beginning April 30, 1996, until December 31, 1999, when the entire principal and accrued interest remaining unpaid, shall be due and payable in full.

The purchase method of accounting was used to account for the above transactions.

The following unaudited pro forma information has been prepared assuming that the above acquisitions had occurred at the beginning of 1995. Permitted pro forma adjustments include only the effects of events directly attributable to a transaction that are factually supportable and expected to have a continuing impact. Pro forma adjustments reflecting anticipated "efficiencies" in operation resulting from a transaction are, under most circumstances, not permitted. As a result of the limitations imposed with regard to the types of permitted pro forma adjustments, the Company believes that this unaudited pro forma information is not indicative of future results of operations, nor the results of historical operations had the above acquisitions been consummated as of the assumed date.

                                     Unaudited
                                       1995

   Revenues                         $ 9,077,000
   Gross profit                       1,825,000
   Net (loss)                          (414,000)
   Net (loss) per weighted average
      common share                       (.04)

Effective July 19, 1996, Riley Investments, Inc. (Riley) and Airfair executed an Agreement that provided for the merger of MergerCo, a newly-created, wholly-owned subsidiary of Riley, with and into Airfair, which became the surviving corporation, and the conversion of the issued and outstanding Airfair stock into shares of Riley stock on the basis of one share of Riley stock for each share of Airfair stock outstanding on the Effective date. On October 7, 1996, articles of amendment were filed on behalf of Riley wherein the name was changed to Grand Adventures Tour & Travel Publishing Corporation (the Company) with authority to issue 10,000,000, no par, preferred shares and 30,000,000 common shares with a par value of $.0001. The transaction was accounted for as a reverse acquisition.

5. INTANGIBLE ASSETS

Intangible assets at December 31, 1996 and 1995 are as follows:

As explained in Note 4 to the financial statements, on December 31, 1994, IMS acquired the net assets of a business owned by Nackos (referred to herein as Interline) and assumed certain liabilities. Of the $144,394 total purchase price, $74,278 represented the excess of the cost over the fair value of net assets acquired. The excess of cost over net assets acquired is amortized on a straight-line basis over 40 years.
As explained in Note 4 to the financial statements, on January 13, 1996, (Closing Date) [effective December 31, 1995 (Effective Date)] Airfair acquired certain assets and assumed certain liabilities of Interline Representatives Ltd. and Airfair Publishing Corp. (IRL/APC) . Of the $593,791 total purchase price, $528,791 represented the excess of the cost over the fair value of net assets acquired and $30,000 represented a covenant-not-to compete. Also amortizable are $16,336 of additional legal and acquisition costs. The excess of cost over net assets acquired is amortized on a straight-line basis over 40 years and the covenant is amortized over 3 years.

At December 31, 1996 and 1995, the unamortized cost consists of the following:

                                          1996                1995
     Cost                              $649,405            $74,278
     Less accumulated amortization     ( 27,396)            (2,012)
                                       ---------           --------
     Net                               $622,009            $72,266
                                       =========           ========

Amortization expense for the years ended December 31, 1996 and 1995, was $25,386 and $1,857, respectively.

6. DUE TO AFFILIATE

The Company entered into a Management Services Agreement with BEI and IMS whereby BEI agreed to permit the Company to use office space and certain computer and telephone equipment leased by the Company, BEI and IMS agreed to provide to the Company certain services including accounting, payroll, services, and the services of certain executive officers and personnel who perform services for Airfair, BEI, and IMS. The Company agreed to pay to BEI and IMS, collectively, a cash sum equal to 1/2% of the Company's gross cash receipts during any month in which the Agreement remains in effect.

The Company and IMS have also entered into an Inventory Marketing Agreement whereby the Company sells certain IMS inventories. The Company is required to make monthly payments to IMS equaling (i) the cash value of the inventory sold plus (ii) 25% of the collected revenue generated from such sales less such cash value.

In order to provide short-term financing for the Company's operations, BEI has advanced certain amounts to the Company for the above services. At December 31, 1996 and 1995, the Company owed BEI $88,213 and $475,611, respectively.

7. LONG-TERM DEBT

At December 31, 1996 and 1995 long-term debt consisted of the following:

                                                      1996      1995

Notes payable to shareholders, due September 30,
1997 including accrued interest at 14% per annum,
collateralized by marketable securities and other
property pursuant to a Security-Agreement Pledge
executed by BEI in favor of the lenders.        $  400,000    $        -

Note payable at $1,163 per month, including
interest at 14% per annum, convertible into
common stock at the conversion price of $1.00
principal amount for each share of common
stock, subordinated to senior indebtedness.         50,000             -

Note payable (acquisition of IRL/APC - see Note
4) at $5,593 per month, including interest at
12% per annum, collateralized by assets acquired.  172,300             -

Note payable (acquisition of IRL/APC - see Note
4) at $4,366 per month, including interest at
12% per annum, collateralized by assets acquired.  134,496             -
                                                 ---------     ------------
                                                   756,796             -
Less current portion                             (502,573)             -
                                                 --------      ------------

Total                                           $  254,223     $        -
                                                 =========     ============


The annual maturities of long-term debt for the next five years are as follows:

     Year ending
     December 31,                                  Amount
     ------------                               -----------

     1997                                        $502,573
     1998                                         108,048
     1999                                         121,944
     2000                                          11,274
     2001                                          12,957
                                                ---------

     Total                                      $ 756,796
                                                =========

8. DEFERRED SUBSCRIPTION REVENUE

Subscription sales are deferred as unearned income at the time of sale. Magazine customers normally pay for a one-year or two-year subscription in advance. As magazines are delivered to subscribers, the proportionate share of the subscription price is taken into revenue. Magazine subscription selling expenses are deferred and charged to operations over the same period as the related subscription income is earned.

9. DEFERRED DISCOUNT

In April of 1996, the Company entered into an agreement with a telephone long-distance service provider wherein the Company receives a discount (credit) against its telephone charges provided that its annual volume of telephone usage is equal to at least $240,000 for a period of three years. If the Company fails to meet the minimum usage requirement, the discount will be forfeited. The discount credit balance as of December 31, 1996 is $54,644.

10 . INCOME TAXES

The components of the provision for income taxes at December 31, 1996 and 1995 are as follows:

                                             1996      1995
                                             ----      ----

   Current tax expense                    $     -     $    -
   Deferred tax expense                         -          -
                                          --------   ---------

   Income tax expense                     $     -     $     -
                                          ========   =========
The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:
                                             1996      1995
                                             ----      ----
   Deferred tax assets:
      Accounts receivable               $   2,995  $      -
      Net operating loss carryforwards    299,517         -
                                         --------  ---------

   Gross deferred tax assets              302,512         -
      Valuation allowance               (290,770)         -
                                         --------  ---------

   Total deferred tax assets               11,742         -
                                         --------  ---------

   Deferred tax liabilities:
      Fixed assets                          4,513         -
      Intangible assets                     7,229         -
                                         --------  ---------

   Total deferred tax liabilities          11,742         -
                                         --------  ---------

   Net deferred tax asset (liability)    $      -      $  -
                                         ========  =========

There are no reconciling items between the statutory U.S. federal rate and effective rates for the years ended December 31, 1996 and 1995.
At December 31, 1996, Interline has a net operating loss carryforward totaling approximately $880,000 that may be offset against future taxable income. If not used, the carryforward will expire in 2011.

11. COMMON STOCK

Riley Investments, Inc. was incorporated as Pace Group International, Inc., ("Pace") in October, 1987 under the laws of the State of Oregon. On September 20, 1995, the stockholders approved a name change of the Company to Riley Investments, Inc. As of November 1, 1995, after the effects of the transaction described below, the Company had no operating assets and was dormant.

On May 23, 1995, the Chairman of the Board, Edwin T. Cornelius, Jr. ("Cornelius"), the Secretary/Treasurer, Joanne Cornelius, and two sons of Mr. and Mrs. Cornelius entered into an option agreement to sell 2,905,486 common shares of Pace they owned to Bridgeworks Capital. The above shareholders, together with another shareholder who was also the son of Mr. and Mrs. Cornelius, owned an aggregate of 3,984,000 common shares of Pace. The option agreement, among other provisions, was subject to shareholder approval of a 1-for-15 reverse stock split of the outstanding shares of Pace common stock and an exchange of substantially all net assets of Pace, including its ownership of 100% of the outstanding common stock of Pace International Research, Inc., for notes payable and unpaid accrued interest thereon owed to Cornelius which approximated $422,000 as of October 31, 1995. The above transaction was approved by the shareholders on September 20, 1995 and became effective November 1, 1995.

Prior to the consummation of the option agreement, Cornelius also transferred 450,000 shares of Pace common stock to two investors who had previously advanced the Company $525,000 in 1987 pursuant to profit-sharing agreements. Under the term of those profit-sharing agreements, the investors were to be paid in full from certain Pace profits. As of October 31, 1995, those investors had not been repaid for their advances.

The remaining Pace common stock owned by the Cornelius family, which aggregated 628,514 shares, were returned to the Company and 588,674 shares were canceled as of December 31, 1996.

Airfair Publishing, Inc. (Airfair) is a Delaware corporation formed on January 6, 1996. Immediately Subsequent to incorporation of Airfair on January 6, 1996, the existing shareholders of BEI received four shares of Airfair for each share held in BEI, resulting in 8,500,000 shares issued. An additional 600,000 shares were authorized by the Board of Directors and issued to two shareholders, resulting in a total of 9,100,000 shares issued pursuant to the spin-off of the Interline division in IMS to Airfair. (See Note 4.) Capital of $30,000 was contributed to Airfair by BEI.

In September of 1996, 25,000 shares of common stock were issued for $25,000.

Effective July 19, 1996, Riley and Airfair executed an Agreement that provided for the merger of MergerCo, a newly-created, wholly-owned subsidiary of Riley, with and into Airfair, which became the surviving corporation, and the conversion of the issued and outstanding Airfair stock into shares of Riley stock on the basis of one share of Riley stock for each share of Airfair stock outstanding on the Effective date. Airfair shares outstanding on the Effective date totaled 9,125,000. On October 7, 1996, articles of amendment were filed on behalf of Riley wherein the name was changed to Grand Adventures Tour & Travel Publishing Corporation with authority to issue 10,000,000, no par, preferred shares and 30,000,000 common shares with a par value of $.0001. Existing shareholders in Riley at the date of conversion held 384,024 shares.

12. LEASING ARRANGEMENTS

As part of the Management Services Agreement with BEI (see Note 6), the Company is allowed access and use of (i) approximately 8,000 square feet of space leased by BEI and (ii) all common areas within the building to which BEI is permitted access. The fees for usage are included in the management services fee calculation under the Management Services Agreement.

13. SUBSEQUENT EVENTS

On February 13, 1997, the Company borrowed $40,000, payable to a trust established by a stockholder of the company. Interest accrues at the rate of 12% per annum. Payments shall be due from time to time as follows: (i) immediately after ascertaining that any check received in payment of any Pledged Account, as designated in the Pledge Agreement, the Company shall make a payment in the amount of such check; (ii) immediately after the Company utilizes any credit issued by any advertiser in payment of any Pledged Account, the Company shall make a payment in the amount of such utilization; and (iii) on May 15, 1997 (the maturity date), the Company shall pay the entire unpaid principal and interest. The promissory note is secured by (i) the secured interest granted in the Pledged Accounts and intangible assets, and (ii) the security interests granted in certain marketable securities and warrants pursuant to the provisions of the Security Agreement-Pledge executed by the Company and BEI Holdings, Inc. in favor of the lender.

On January 31, 1997, an account payable in the amount of $36,906 was converted into a note payable with the following terms: Nine Monthly payments of $4,246, including interest at 6% per annum. (Also, see Note 15.)

14. STOCK OPTION PLAN

The Company has a long-term stock incentive plan (LTSIP) that authorizes an aggregate of 1,000,000 shares of common stock for future grants. Options to purchase shares of Airfair common stock granted under the previous Airfair stock option plan were exchanged for comparable options granted under the LTSIP for an equivalent number of shares pursuant to the terms of the Merger as explained in
Note 4 to the financial statements. Under the plan, the exercise price of each employee option is $1.00 and the exercise price of options granted to shareholders range from $.50 to $1.00. An option's maximum term is five years. Employee options were granted on August 1, 1996 and vest in three years. Other options are fully vested. The fair value of each option grant is estimated on the grant date using an option-pricing model with the following weighted-average assumptions used for grants in 1996: risk-free interest rate of 6%, and expected lives of 5 years for the options.

A summary of the status of the Company's stock option plan as of December 31, 1996, and the changes during the year ending December 31, 1996 is presented below:
                                                               Weighted Average
Fixed Options                                        Shares    Exercise Price

Balance - January 1, 1996                                 -          $     -
Granted - Stockholders                            1,014,466             0.94
Granted - Employees                                 305,000             1.00
Exercised                                                 -                -
Forfeited                                                 -                -
                                                  ---------
Balance, - December 31, 1996                      1,319,466
                                                  =========

Exercisable at December 31, 1996                  1,116,133
                                                  =========
Weighted-average fair value of options
    granted during the year                        $    .38
                                                  =========

The following table summarizes information about fixed stock options outstanding at December 31, 1996:


                               Weighted-
                                 Average
                   Number      Remaining     Weighted-         Number     Weighted-
   Range of      Outstanding  Contractual  Average Exer-    Exercisable    Average
Exercise Prices   12/31/96        Life      cise Price       12/31/96    Exercise Price
      $1.00     1,014,466        4 years          $ .94     1,014,466         $ .94
       1.00       305,000        4 years           1.00       101,667          1.00
               ----------                                  ----------

                1,319,466                                   1,116,133
                =========                                   =========

If the Company had used the fair value based method of accounting for its employee stock option plan, as prescribed by Statement of Financial Accounting Standard No. 123, compensation cost in net loss for the year ended December 31, 1996 would have increased by $38,400, resulting in a net loss of $911,055, net of tax, and a loss per common share of $.10.

15. GOING-CONCERN

As shown is the accompanying financial statements, the Company incurred net losses during the years ended December 31, 1996 and 1995 of $872,655 and $364,744, respectfully, and as of December 31, 1996 and 1995, current liabilities exceeded its current assets by $1,569,859 and $496,437, respectively. Those factors could create an uncertainty about the Company's ability to continue as a going concern. Since January 1, 1997, management has reduced expenses by approximately $40,000 per month through a reduction in nonessential personnel, changing to a lower priced package delivery service, obtaining more services such as small printing jobs on a trade basis and reducing any other expenses that are not considered absolutely necessary to the ongoing needs of the operation. Subsequent to the date of the audit report, the Company raised funds through additional long-term borrowings. Loans to shareholders in the amount of $400,000 (see Note 7) were restructured whereby, the loan holders agreed to release the equity securities held as collateral pursuant to a Security-Agreement Pledge executed by BEI in favor of the loanholders in exchange for the following conditions: (1) payment of all accrued interest as of April 10, 1997 (which amounted to approximately $29,000), (2) the loan broker (Avonwood Capital) is to receive a fee of $20,000, (3) 40,000 Company common stock warrants to be issued to Avonwood Capital and 20,000 stock warrants to Stan Moyer (a principal of Avonwood), all exercisable at $1.00 per share, (4) conversion of the existing $400,000 notes to new 3 year notes at a 12% annual interest rate, with principal and interest payable monthly, beginning in May, 1997, (5) the outstanding principal balance is convertible (at the note holders' option) to Company common stock at $.50 per share, and (6) no prepayment penalties.

With the release of the equity securities, the Company obtained a margin loan of $185,000 with the equity securities as collateral with the Principal Financial Group in April, 1997. Also in April, 1997, the Company raised an additional $500,000 from ten investors through the issuance of three-year convertible debentures. The debentures carry an annual interest rate of 7%. Interest and principal are due and payable in annual installments on each anniversary. At the option of the Company, interest payments due prior to the maturity date may be made in shares of common stock of the Company at the rate one share for each $.50 of interest accrued and payable. The debenture holder has the right at any time prior to maturity, to convert all or any portion of the then outstanding principal balance into fully paid and non-assessable shares of common stock of the Company at a conversion price of $.25 per share of such outstanding principal amount, subject to adjustment from time to time as provided for in the debenture. The Company also extinguished in April, 1997, the $306,796 of notes payable that were incurred in connection with the acquisition of the cruise and magazine division for a cash settlement of $75,000. With these cash resources, the Company has been able to expand the distribution and number of publications advertising the Company's hotel and cruise and tour packages which management believes should substantially increase sales in both areas. Management has, and is continuing to negotiate with its accounts payable vendors in order to work out acceptable payment schedules for all parties.

Management believes that its working capital after accomplishing the above financing arrangement, together with cash generated from existing operations will be sufficient to satisfy anticipated sales growth. There can be no assurance that even with the provided financing that the Company will not encounter adverse effects on its business, financial conditions or results of operations in the future. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE

In connection with the Merger, the Company has dismissed Isler & Co., certified public accountants, as the Company's independent auditor and has selected Andersen Andersen & Strong, L.C., to audit and report on the Company's financial statements for the year ended December 31, 1996, which date shall be the end of the Company's fiscal year. See Item 7. "Financial Statements and Supplementary Data."

The board of directors has approved the change of auditors.
The report of Isler & Co. on the Company's financial statements, consisting of consolidated balance sheets as of October 31, 1995 and 1994, and the related statements of operations, statements of net capital deficiency, and cash flows for each of the two years in the period ended October 31, 1995, did not contain an adverse opinion or disclaimer of opinion and was not qualified of modified as to uncertainty, audit scope, or accounting principles.

During the Company's two most recent fiscal years and the subsequent interim period preceding the dismissal of Isler & Co., the Company was not advised by Isler & Co. that internal controls necessary for the Company to develop reliable financial statements did not exist nor that information came to its attention that led it to no longer be able to rely on management's representations or that made it unwilling to be associated with the financial statements prepared by management. The Company has not been advised by Isler & Co. of the need to expand significantly the scope of the Company's audit, or has the Company been advised that during the two fiscal years preceding its dismissal, information has come to the attention of Isler & Co. that on further investigation may (i) materially impact the fairness or reliability of either a previously issued audit report or the underlying financial statements of financial statements issued covering the fiscal period immediately subsequent to October 31, 1995, or
(ii) cause Isler & Co. to be unwilling to rely on management's representations or be associated with the Company's financial statements. The Company has not been advised by Isler & Co. that information has come to its attention that it concluded materially impacts the fairness or reliability of either (i) a previously issued audit report or the underlying financial statements, or (ii) the financial statements issued covering the fiscal period immediately subsequent to October 31, 1995, and, due to the dismissal of Isler & Co., such issue was not resolved to its satisfaction prior to its dismissal.

No consultations occurred between the Company and Andersen Andersen & Strong, L.C.' s appointment regarding the application of accounting principles to a specific completed or contemplated transaction, the type of audit opinion, or other information considered by the Company in reaching a decision as to an accounting, auditing, or financial reporting issue.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following is a list of the current directors and executive officers of the Company and their age and position with the Company. Each director holds office until the next annual stockholders' meeting and thereafter until the individual's successor is elected and qualified. Officers serve at the pleasure of the board of directors.

Matthew O'Hayer, age 41, has served as Chairman and Chief Executive Officer of the Company since its inception. Mr. O'Hayer founded Barter Exchange, Inc. in 1983, served as its President and Chief Executive Officer from its founding until 1995 and has served as its Chairman and Chief Executive Officer since 1995. Mr. O'Hayer also serves on the boards of several small businesses and non-profit organizations.

Jay Juba, age 33, has served as President and Chief Operating Officer of Airfair since its formation in January 1996. He was elected to the same offices of BEI in January, 1996. Mr. Juba joined the Company in 1991 as Director of Advertising after working for more than five years in the advertising industry. From May 1994 through December 1995, Mr. Juba served as Senior Vice President of BEI.

Darrell Barker, age 48, a Certified Public Accountant, has served as Chief Financial Officer of the Company and BEI since March 1996. Mr. Barker provided consulting services with respect to accounting from October 1995 through February 1996. From June 1994 to October 1995, Mr. Barker served as Senior Vice-President of Finance for USA Health Network of Phoenix, Arizona. From May 1993 until June 1994, Mr. Barker was President and co-owner of Texas Medical Billing Administrators, Inc., a physician services company located in San Antonio, Texas. Mr. Barker served as Vice-President of Finance and was a director for Texas Savings Life Insurance Company in Austin, Texas from October 1987 until April 1993.

Fernando Cruz Silva, age 36, serves as Senior Vice President of Sales and Marketing . Prior to joining the Company in January 1996, Mr. Silva held the same titles at IMS, a subsidiary of BEI Holdings, Inc. Mr. Silva became employed by IMS in May of 1994 after having worked as Director of Sales and Marketing at the Fiesta Americana Hotel in Cancun, Mexico, and the Las Brisas resort in Acapulco, Mexico and served in senior sales capacities at the Hyatt and Fiesta Americana hotels in Puerto Vallarta, Mexico City, and Cancun.

Robert Sandner, age 43, has served as a director of Airfair since February 1996 and of the Company since the Merger. A co-founder of BEI, Mr. Sander has served as director of BEI and IMS throughout the last five years. Mr. Sandner served as President of Cellular Resources, Inc. of South Texas a cellular service provider based in Uvalde, Texas from its inception in 1991 and until its sale in August 1996. Prior to the organization of Cellular Resources, Inc., Mr. Sandner held various offices within BEI and operated a barter franchise office in San Antonio, Texas.

Mark T. Waller, age 46, currently serves as a director of the Company. Prior to the Merger, he was the sole director and officer of the Company. Mr. Waller is the founder of BridgeWorks Capital, an Oregon-based merchant banking operation that also provides strategic business planning and financial public relations counsel to clients.

The following is a list of other significant employees of the Company:
Joe F. Brummer, age 31, became director of Marketing in January, 1996. Mr. Brummer served in the same capacity within IT since June 1995. Prior to becoming IT's Director of Marketing, Mr. Brummer served as an account executive with IMS since joining IMS in 1992. Prior to this employment with IMS, Mr. Brummer worked for the Honolulu advertising agency of Peck Sims Mueller. Mr. Brummer is responsible for overseeing the Company's marketing communication efforts including collateral development, list management, advertising, public relations, and promotions.

Shannan Rivers, age 29, serves as General Manager of the Company's Reservation Center, which fields all incoming reservation and information calls and processes all booked reservations for both Interline Travel and Interline Representatives, Ltd. Ms. Rivers joined the Company in February of 1995 after spending seven years with Adventure Tours, USA, most recently as Destination Manager.

Patti Macchi, age 50, is Vice President of Sales for IRL but also contributes editing and marketing expertise to the magazine. Ms. Macchi joined IRL in 1990 after working for six years with Norwegian Caribbean Line. Ms. Macchi is responsible for negotiating rates and maintaining relationships with the 27 cruise lines represented in IRL's product offering.


ITEM 10. EXECUTIVE COMPENSATION

The following tables reflect the reporting requirements for Executive
Compensation:

                                            Table No. 1
                               Summary Compensations Table

                                                                    LONG TERM COMPENSATION
                                                              ----------------------------------
                                      ANNUAL COMPENSATION             AWARDS           PAYOUTS
                                   -----------------------     ----------------------------------
    (A)                   (B)      (C)       (D)       (E)         (F)           (G)         (H)        (I)
                                                      OTHER                  SECURITIES
                                                     ANNUAL    RESTRICTED    UNDERLYING              ALL OTHER
                         YEAR                        COMPEN-      STOCK       OPTIONS/      AWARD     COMPEN-
NAME AND                 ENDED   SALARY(1)  BONUS    SATION     AWARD(S)        SARS        PLAN      SATION
PRINCIPAL               DEC. 31    ($)       ($)       ($)         ($)           (#)       PAYOUTS      ($)
POSITION                                                                                    ($)
---------------------  --------  -------  --------  ---------  ----------  -------------  --------   ----------

Matthew O'Hayer         1996     $91,476   $0         $0        $0           0             $0        $0
Chairman & CEO

Joseph Juba             1996     $67,200   $0         $0        $0           0             $0        $0
President & COO

Darrell Barker          1996     $30,000   $0         $0        $0           65,000        $0        $0
CFO

Fernando Cruz           1996     $60,000   $0         $0        $0           0             $0        $0
Senior Vice President

(1) The above compensation schedule reflects that portion of shared management members compensation allocated to the Company within the terms of the management agreement that is set out in ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                                          Table No. 2
                      Options/SARS Granted in Last Fiscal Year



                       INDIVIDUAL GRANTS

----------------------------------------------------------------
      (A)             (B)           (C)        (D)       (E)
                                   % OF
                   NUMBER OF       TOTAL
                   SECURITIES    OPTIONS/   EXERCISE
                   UNDERLYING      SARS      OR BASE
                  OPTIONS/SARS    GRANTED     PRICE    EXPIRA-
     NAME         GRANTED (#)       TO      ($/SHARE) TION DATE
                                 EMPLOYEES
                                  DURING
                                  FISCAL
                                   YEAR
-------------   --------------- ---------- --------- ---------
[S]             [C]             [C]        [C]        [C]
Darrell Barker   65,000          21.3%      $1.00       August, 2003


Compensation of Directors

Mark T. Waller, a Director of the Company, entered into an advisory services agreement in October 10, 1996. Mr. Waller was also granted a non-qualified stock in August, 1996. These documents are incorporated by reference from Form 8-K filed October 15, 1996 ( ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K)

The Company does not currently compensate directors for any services provided as a director.

Employment Contracts

The following individuals entered into employment contracts with Airfair Publishing, Inc. ( a wholly-owned subsidiary of the Company) prior to the merger. Employment contracts dated as of March 1, 1996 were signed with Joseph
S. Juba, President/Chief Operating Officer; Fernando Cruz, Senior Vice-President, and Tim Valentine, President of Inventory Merchandising Services, Inc.. Mr. Valentine is not an officer or employee of Airfair but provides varying marketing services on behalf of the Company. He is a stockholder of the Company and does not receive any compensation from the Company.
An employment contract was signed with Mark Steward, Senior Product Manager, on July 1, 1996. Mr. Steward terminated his employment with the Company in January 1997. The Company has fulfilled all its employment obligations with Mr. Steward.


The form of the employment agreements executed by Messrs. Juba and Cruz Silva differ only as to the contents of the exhibits to such employment agreements, which exhibits set forth the job description, compensation and other benefits for each of the two officers.

In accordance with the management agreement (the "Management Agreement") executed by Airfair, BEI Holdings, Inc. ("BEI") and Inventory Merchandising Services, Inc. ("IMS" and, together with Airfair and BEI, the "Employers"), (see
ITEM 12 - "CERTAIN TRANSACTIONS", infra), each employment agreement is executed by the individual officer, Airfair, BEI and IMS. The following is a description of the terms and conditions of the employment agreements:

          The employee is required to devote his full time and attention to the affairs of the Employers (the amount of time to be devoted to any one of the Employers is governed by the Management Agreement). The employee is subject to three-year prohibitions (commencing with the date of employment termination) on competition, non-disclosure and non-use of proprietary information, contact with current or future customers or interference with the Employers' relationship with any current or future customers. The agreement can be terminated by the Employers or the employee thirty days after giving notice of termination to the other party. If the Employers terminate the agreement for cause (defined within the employment agreement as including the employee's breach of the employment agreement, breaches of Employers' company policy, certain criminal conduct, material breaches of fiduciary obligations owed to the Employers and conflict of interest transactions), the agreement may be terminated by the Employers upon delivery of notice to the employee. If the Employers terminate the agreement without cause or if the Employer materially reduces the responsibilities of the employee, (i) the prohibitions on competition and interference are terminated (the remaining post employment prohibitions survive any such termination), (ii) the employee is to be paid all non-salary monetary compensation accrued through the date of termination and
     (iii) the employee is to receive, for a period of months equal to the number of years of the employee's service to one or more of the Employers since March 1, 1995, a monthly cash severance payment equal to the highest monthly salary paid to the employee. The employee is indemnified against any lawsuits or claims by any third party arising out of any action taken in good faith by the employee in the performance of his duties.

     The following is a summary description of the contents of the exhibits to the employment agreements of Messrs. Juba and Cruz Silva, respectively (the exhibits set forth the job description, compensation and other benefits for each employee):


JOSEPH S. JUBA
Job Title: President/Chief Operating Officer, Airfair Publishing, Inc.
               President/ Chief Operating Officer. BEI Holdings, Inc.
               Senior Vice President, Inventory Merchandising Services, Inc. Compensation Package:
Base Salary: $84,000 per year with 7% annual increases.
Bonuses: 2% of both company's Pre-Tax Net Income after Corporate Allocation based upon audited financial statements. This bonus to be calculated on an annual basis, with quarterly draws of up to 50% of bonus due from each quarters net income.
Restricted Stock Grants and Stock Options: Granted 150,000 shares of common stock in BEI Holdings, Inc. prior to the dividend of shares in Airfair Publishing, Inc. to BEI shareholders. Also another 500,000 shares of common stock in Airfair Publishing, Inc. will be granted. All aforementioned shares are to be subject to a restricted stock grant agreement, which, among other things, will require certain periods of employment with the Company before the stock can be sold.
Auto Allowance: $420 per month for two years commencing in April, 1996.


FERNANDO CRUZ
Job Title: Senior Vice President, Airfair Publishing, Inc.
Compensation Package:
Base Salary: $60,000 per year with 7% annual increases.
Bonuses: 1% of Airfair Publishing, Inc.' s Pre-Tax Net Income after Corporate Allocation based upon audited financial statements.
Commissions: .1% of the Gross Revenues of the currently existing divisions of Airfair Publishing, Inc., payable on a monthly basis. 5% of the collected income on sales of advertising and/or advertising services agreements. Restricted Stock Grants and Stock Options: Granted 50,000 shares of common stock in BEI Holdings, Inc. prior to the dividend of shares in Airfair Publishing, Inc. to BEI shareholders. Also another 100,000 shares of common stock in Airfair Publishing, Inc. will be granted. All aforementioned shares are to be subject to a restricted stock grant agreement, which, among other things, will require certain periods of employment with the Company before the stock can be sold.


TIM VALENTINE
Job Title: President, Inventory Merchandising Services, Inc.
Compensation Package:
Mr. Valentine's compensation package is the direct responsibility of IMS, however, Airfair will assume responsibility if IMS is unable to fulfill its obligations. Airfair has not had to assume any responsibility for Mr. Valentine's compensation as of this filing.
Base Salary: $54,000 per year with 7% annual increases.
Bonuses: 20% of the Divisional "Cash" Net Income after Corporate Allocation, for IMS. This bonus to be calculated on an annual basis, with quarterly draws up to 50% of bonus due from each quarter's net income. An additional requirement to earn the bonus is that IMS and BEI maintain a net positive trade balance in its year end balance sheet.
Expense Accounts: Business development related expenses will be reimbursed at up to 2,500 trade dollars per month.
Restricted Stock Grants and Stock Options: Granted 25,000 shares of common stock in BEI Holdings, Inc. prior to the dividend of shares in Airfair Publishing, Inc. to BEI shareholders. Also another 50,000 shares of common stock in BEI Holdings, Inc. will be granted following the dividend. All aforementioned shares are to be subject to a restricted stock grant agreement, which, among other things, will require certain periods of employment with the Company before the stock can be sold.

ITEX Incentive Stock & Warrants: Any proceeds derived from the liquidation of ITEX Corporation shares or options as earned under the Incentive Agreement amendment to the ILB Agreement will be counted as regular income for purposes of the bonus calculation.

Net Remarketing Proceeds: Commissions under existing Referral Broker Agreement as they relate to liquidation of The Study Game, Flushbusters and Aggie Commemorative Statues will be paid at 30%; however, any proceeds from such sales will be excluded as income for purposes of calculating bonus.

The Company also has an Advisory Services Agreement with Mark T. Waller, one of the Company's directors dated October 10, 1996. A summary of the basic conditions of this agreement are as follows:
During the term of this Agreement, the Company will engage the Consultant to provide advisory services to assist in designing and implementing a long-term strategic plan to enhance the Company's ability to attain its goals following the merger. In connection with the foregoing, Consultant will provide to the Company the following advisory and consulting services:
a. Undertake a study and analysis of the business, operations, financial condition, management, marketing direction, and current position of the Company;
b. Assist and develop employee incentive programs to aid in recruiting and retaining qualified executive, marketing, and other personnel;
c. Review the Company's corporate and marketing documentation and literature with a view toward improving Airfair's identification and recognition outside its specific industry, particularly including the business, financial, and investment communities;
d. Review the Company's corporate structure and advise respecting the Company's capitalization to enhance its ability to obtain outside debt and/or equity capital as the need may arise;
e.  Direct the Company toward possible sources of additional capital;
f. Suggest possible revisions to the Company's corporate governance structure and assist in identifying possible candidates as outside directors; and
g.  In general, devote expertise to the business affairs if the Company.
The term of the Agreement is for 5 years from October 10, 1996, unless terminated earlier in accordance with the provisions of the Agreement. Compensation for advisory services is $100 per year plus reimbursement for Company approved actual expenses incurred when performing the above services. The consultant also remains an independent contractor under this Agreement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                 AND MANAGEMENT

PRINCIPAL STOCKHOLDERS

The following table sets forth, as of the Record Date, the name and shareholdings, including options to acquire the Common Stock, of each person who owns of record, or was known by the Company to own beneficially, 5% or more of the shares of the Common Stock currently issued and outstanding; the name and shareholdings, including options to acquire the Common Stock, of each director;
and the shareholdings of all executive officers and directors as a group.   The
address of each of the individuals listed below is the address of the Company.
                         Nature of    Number of        Percentage of
Name of Person or Group  Ownership      Shares Owned        Ownership

Matthew O'Hayer               Direct      3,904,000           41.2%
Joseph S. "Jay" Juba          Direct      1,100,000           11.6%
Fernando Cruz Silva           Direct        310,000            3.3%
Robert Sandner                Direct        800,000            8.4%
Mark T. Waller                Direct        193,699            2.0%
                              Options       800,000            7.8%

All executive officers and    Direct      6,307,699           64.4%
directors as a group (eight   Options        945,000           9.3%
persons)
                              Total       7,242,699           75.2%


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions occurring prior to the Merger
------------------------------------------

Exchange of assets and liabilities of the Company for extinguishment of debt owed Edwin T. Cornelius, Jr.:

As of October 31, 1995, the Company owed Edwin T. Cornelius, Jr., the Company's founder, principal shareholder, and chief executive officer, approximately $407,000, excluding unpaid salary, for amounts advanced to the Company by Mr. Cornelius. Given the Company's continuing losses and lack of operating capital, it was unlikely that such amount would have ever been repaid. Further, the Company did not have sufficient resources to pay Mr. Cornelius' salary. Therefore, the board of directors adopted a plan to exchange substantially all of the assets and liabilities of the Company in settlement of the obligations owed Mr. Cornelius. On October 31, 1995, pursuant to an Asset Transfer Agreement, the Company transferred all of its assets, including all equipment, inventory, receivables, and all other assets of the Company, excluding only corporate records to Pace International Research, Inc. ("PIR"), which assumed all liabilities and obligations related to such assets including trade payables, bank debt, unpaid taxes and wages, and all other outstanding liabilities related to the assets and the operations of the Company. On November 1, 1995, pursuant to a Stock Transfer Agreement, the Company transferred its right, title, and interest in and to the shares of common stock of PIR to Mr. Cornelius in consideration of his guaranty of payment of all liabilities and obligations of PIR, including the liabilities and obligations assumed by it in connection with the transfer of assets from the Company, and the release and discharge of all liabilities and obligations owed to Mr. Cornelius. Following consummation of the foregoing, the Company had no operating assets to continue operations.

On November 1, 1995, Bridgeworks Capital, owned and operated by Mark Waller, acquired 2,905,486 shares of common stock of the Company (193,699 shares after giving effect to the 15 to 1 reverse stock split) for $10 from Edwin T. Cornelius, Jr., Joanne K. Cornelius, Edwin T. Cornelius, III, and James D. Cornelius, ( collectively, the "Selling Shareholders") pursuant to an option for the purchase of such shares. Prior to such purchase, the shareholders approved
(a) the 15 to 1 reverse stock split, (b) the exchange of the Company's assets and liabilities in consideration of the cancellation of the obligations and liabilities owed Edwin T. Cornelius, Jr., and (c) the amendment to the articles of incorporation to opt out of the Oregon statutes prohibiting voting by controlling shares of an Oregon corporation when a controlling block of such corporation's shares are acquired in connection with Mr. Waller's purchase of a majority of the issued and outstanding shares of common stock of the Company from the Selling Shareholders. Edwin T. Cornelius, Jr., and Joanne Cornelius resigned as directors and officers of the Company after appointing Mark Waller a director.

In addition to the shares sold to Bridgeworks, the Selling Shareholders retained an aggregate of 480,914 shares of common stock (Edwin T. Cornelius, Jr., and Joanne K. Cornelius each retained 5,000 shares and Edwin T. Cornelius, III and James D. Cornelius each retained 235,457 shares). Edwin T. Cornelius, Jr., is founder of the Company and PIR. Joanne K. Cornelius is his wife, and Edwin T. Cornelius, III, and James Cornelius are his sons.

Transactions occurring with the new operating company, Airfair Publishing, Inc.

Unless otherwise indicated, the terms of the following transactions were not the results of arm's length negotiations, but in the opinion of management of the Company each transaction is on terms as fair to the Company as could be obtained in arm's length negotiations in similar circumstances.

Organization of the Company

Airfair, the Company's operating subsidiary, was initially organized as a subsidiary of BEI Holdings, Inc. ("BEI"). In anticipation of distributing its shares of Airfair Common Stock to the shareholders of BEI, and in order to provide Airfair's executive officers with an increased equity stake in Airfair, BEI granted 500,000 shares of Common Stock to Joseph S. Juba and 100,000 shares to Fernando Cruz Silva. At the time of the grant, Mr. Juba was President, Chief Operating Officer and Secretary of BEI and Airfair, and Mr. Cruz Silva was Senior Vice-President of Sales and Marketing for both companies.

From organization of the Company through March 1, 1996, the Company obtained the services of its principal executives, Matthew O'Hayer, Jay Juba, and after his employment on March 25, 1996, Darrell Barker, together with computer access, accounting services, rental space and related administrative support, from BEI, which allocated the direct costs of such items between the Company and IMS on a ratio basis. Effective March 1, 1996, the Company entered into a management agreement with IMS under which it agreed to provide the Company with such executive services and administrative support for a fee equal to .5% of the Company's gross revenue per month plus a portion of the direct payroll expenses of certain members of management who serve BEI, IMS, and Airfair (the shared management members). These management fees amounted to approximately $68,475 for
the year ended December 31, 1996.   Such management fees include reimbursement
for an allocable portion of the time of such executives devoted to the business affairs of the Company as follows: Matthew O'Hayer, approximately 70% of his time at an annual salary of $130,680; Jay Juba, approximately 80% of his time at an annual salary of $84,000; and Darrell Barker, approximately 50% of his time at an annual salary of $60,000.

Airfair and IMS have also entered into an inventory marketing agreement whereby Airfair sells certain IMS inventories. Airfair is required to make monthly payments to IMS equaling (i) the cash value of the inventory sold (representing IMS's acquisition cost in the inventory) plus (ii) 25% of the collected revenue generated from such sales less such cash value.

In order to provide short-term financing for Airfair, BEI advanced certain amounts to it prior to the Merger. At December 31, 1996, Airfair owed BEI $88,213 in connection with such advances.

Acquisition of Interline Travel Division

On December 1, 1994, IMS acquired certain interline travel operating assets from Louis J. and Claudia Nackos in exchange for the assumption by IMS of $144,394 in liabilities. These assets are the basis of the IT operating division. In connection with the formation of Airfair on January 6, 1996, IMS transferred the assets acquired to the Company in exchange for the Company's assumption of the related liabilities. Louis J. Nackos, the previous owner of what became the IT division, was employed by the Company as Vice President of Sales of the IT Division until January, 1997.

Acquisition of Interline Representatives, Ltd., and Airfair Publishing Corp.

On January 13, 1996, effective January 1, 1996, Airfair acquired the assets of IRL and Airfair Publishing Corp. by assuming liabilities of $204,326 (which assumed liabilities have been substantially paid), paying $30,000 in cash, and delivering promissory notes aggregating $359,465, bearing interest at 12% per annum, and payable interest only due the first quarter of 1996 and amortization payments of $9,959 due monthly thereafter, with the entire unpaid balance due December 31, 1999. The promissory notes are personally guaranteed by Matthew O'Hayer.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

a)  1.  Financial Statements
        --------------------

    The following financial statements are filed as a part of this Form 10-KSB:

    The Index to Consolidated Financial Statements is set out in Item 7 herein.

    The following financial statements are incorporated by reference from Form
      8-K filed October 15, 1996:
    FINANCIAL STATEMENTS OF BUSINESS ACQUIRED.
     Report of Andersen Andersen & Strong, L.C., independent public accountants Airfair Publishing, Inc., condensed balance sheet as of December 31, 1994 Airfair Publishing, Inc., pro forma condensed balance sheet as of December 31, 1995
     Airfair Publishing, Inc., pro forma condensed statement of operations for the year ended December 31,1994
     Airfair Publishing, Inc., pro forma condensed statement of operations for the year ended December 31, 1995
     Airfair Publishing, Inc., notes to condensed historical financial statements as of December 31, 1995 and 1994
     Airfair Publishing, Inc., notes to condensed pro forma financial statements ( unaudited) as of December 31, 1995 and 1994
     Airfair Publishing, Inc., condensed balance sheet as of June 30, 1996 Airfair Publishing, Inc., condensed statement of operations for the six months ended June 30, 1996
     Airfair Publishing, Inc., notes to condensed financial statements

    PRO FORMA FINANCIAL INFORMATION
     Unaudited pro forma condensed financial statements
     Unaudited pro forma condensed combined balance sheet as of July 31, 1996 Unaudited pro forma condensed combined statement of operations for the six months ended July 31, 1996
     Notes to unaudited pro forma condensed combined financial statements

    2.  Employment Contracts are set out in Item 10 herein.

b)      Reports on Form 8-K
       --------------------

    The following exhibits are incorporated by reference from Form 8-K filed October 15, 1996:

    Exhibits
    2.01 Agreement and Plan of Merger entered into effective July 19,1996, by and between Riley Investments, Inc, and Airfair Publishing, Inc.
    3.01 Restated Articles of Incorporation of Grand Adventures Tour & Travel Publishing, Corporation
    10.01 Advisory Services Agreement effective October 10, 1996 by and between Riley Investments, Inc. to Mark Waller
    10.02 Long Term Stock Incentive Option Plan
    10.03 Non-Qualified Stock Option granted effective August 19, 1996 by Riley Investments, Inc. to Mark Waller
    10.04 Indemnification and Pledge Agreement
    16.01 Letter from Isler & Co., former Company auditors
    12.01 Consent of Andersen Andersen & Strong, L.C.


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


         (Registrant)  Grand Adventures Tour & Travel Publishing Corporation


                        By     /s/  Joseph S. Juba
                               President/ Chief Operating Officer
                        Date   May 16, 1997

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                        By     /s/  Darrell W. Barker
                               Chief Financial Officer
                        Date   May 16, 1997

                        By     /s/  Matthew O'Hayer
                               Chairman of the Board and Chief Executive Officer
                        Date   May 16, 1997

                        By     /s/  Robert Sandner
                               Director
                        Date   May 16, 1997

                        By     /s/  Mark T. Waller
                               Director
                        Date   May 16, 1997