Form 10QSB
period 1997-03-31
GRAND ADVENTURES TOUR & TRAVEL PUBLISHING CORP
filed 1997-08-08
CIK 791958

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Quarter Period ended March 31, 1997

                        Commission File Number 33-4734-D

              GRAND ADVENTURES TOUR & TRAVEL PUBLISHING CORPORATION
                       (FORMERLY RILEY INVESTMENTS, INC.)
               (Exact name of registrant as specified in charter)

        Oregon                                           93-0950786
        (State or other jurisdiction of               (I.R.S. Employer
         incorporation or organization)               Identification No.)

1120 Capital of Texas Highway South, Bldg. 3, Suite 300, Austin, Texas     78746
             (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code                (512) 329-7250

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes X    No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 1, 1997, the Company had outstanding 9,509,024 shares of its common stock, par value $0.0001.




                           PART I FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS
                    GRAND ADVENTURES TOUR & TRAVEL PUBLISHING
                           CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                                    Unaudited
                                                                                           March 31,                   March 31,
                                                                                             1997                        1996

ASSETS
CURRENT ASSETS
     Cash and cash equivalents - restricted (Note 2)                                $          100,640      $            12,370
     Accounts receivable,  net of allowance  for doubtful  accounts of $8,810 in
              1997 (Note 2)                                                                     44,766                   26,149

     Prepaid hotel cost (Note 2)                                                               451,718                  157,912

     Prepaid cruise and tour cost (Note 2)                                                     722,537                  880,125

             Total Current Assets                                                            1,319,661                1,076,555

PROPERTY AND EQUIPMENT, at cost, net of
     accumulated depreciation (Notes 2 and 3)                                                   58,480                   76,849

OTHER ASSETS
     Intangible assets, net of accumulated
              amortization (Notes 2 and 5)                                                     615,578                  641,119
                                                                                    $        1,993,719     $          1,794,524
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                                               $          513,944     $             25,614

     Other current liabilities                                                                 374,407                   24,351

     Due to affiliate (Note 6)                                                                  78,121                  326,196

     Current portion of long-term debt (Note 7)                                                530,604                   59,502

     Deferred hotel revenue (Note 2)                                                           580,089                  317,972

     Deferred cruise and tour revenue (Note 2)                                                 758,126                1,156,752
     Deferred subscription revenue                                                             118,531                   93,406

             Total Current Liabilities                                                       2,953,821                2,003,794
OTHER LIABILITIES
     Long-term debt (Note 7)                                                                   254,223                  300,267

     Deferred discount (Note 9)                                                                 54,644                        -
             Total Other Liabilities                                                           308,867                  300,267

STOCKHOLDERS' (DEFICIT)
     Preferred stock, no par value; authorized
             10,000,000 shares; none issued and outstanding                                          -                        -
     Common stock $.0001 par value; authorized
             30,000,000 shares; issued and outstanding
             9,509,024  and 9,100,000 shares in 1997 and 1996,
             respectively  (Note 11)                                                               951                    1,000
     Additional paid-in capital (deficit)                                                      598,209                   29,000

     Accumulated deficit                                                                   (1,868,130)                (539,537)
             Total Stockholders' (Deficit)                                                 (1,268,970)                (509,537)
                                                                                     $       1,993,719    $           1,794,524

                    The accompanying notes are an integral part of these consolidated financial statements.





                                     GRAND ADVENTURES TOUR & TRAVEL PUBLISHING
                                            CORPORATION AND SUBSIDIARY
                                       CONSOLIDATED STATEMENTS OF OPERATIONS


====================================================================================================================

                                                                                             Unaudited
                                                                                         Three Months Ended
                                                                                    March 31,              March 31,
                                                                                       1997                  1996
REVENUES
     Hotel revenue                                                                    $ 1,044,379      $    915,177
     Cruise and tour revenue                                                            1,451,930         1,185,074
     Magazine subscription and advertising revenue                                         60,152            72,569
     Merchandise and other revenue                                                          3,227            10,485

              Total Revenues                                                            2,559,688         2,183,305
COST OF SALES
     Hotel cost                                                                           813,848           710,827
     Cruise and tour cost                                                               1,279,865         1,049,050
     Magazine publishing cost                                                              62,840            59,630
     Merchandise cost                                                                           -             1,555

              Total Cost of Sales                                                       2,156,553         1,821,062
              Gross Profit                                                                403,135           362,243
OPERATING EXPENSES
      Selling, general and administrative expenses                                        229,133           265,096
     Wages                                                                                238,304           251,416
     Depreciation and amortization                                                         11,020             9,276
              Total Operating Expenses                                                    478,457           525,788
Net Loss Before Income Taxes                                                             (75,322)         (163,545)
Income Tax Expense                                                                              -                 -
Net (Loss)                                                                          $    (75,322)   $     (163,545)
Net (Loss) Per Common Share (Note 2)                                                $      (0.01)   $        (0.02)
Weighted Average Common Shares Outstanding                                              9,509,024         9,100,000

              The accompanying notes are an integral part of these consolidated financial statements.






                                    GRAND ADVENTURES TOUR & TRAVEL PUBLISHING CORPORATION
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                      Unaudited
                                                                                                  Three Months Ended
                                                                                             March 31,              March 31,
                                                                                                1997                  1996

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                                    $     (75,323)    $     (163,545)
Adjustments to reconcile net loss to cash provided by
     operating activities:
              Depreciation and amortization                                                         11,020              2,098
              Provision for losses on accounts receivable                                                0                  -
             Changes in operating assets and liabilities:
              Accounts receivable                                                                 (24,855)           (26,148)
              Prepaid hotel cost                                                                 (199,374)          (130,828)
              Prepaid cruise and tour cost                                                       (143,622)          (880,125)
              Accounts payable                                                                    (65,044)             25,614
              Accrued expenses                                                                     194,540             17,565
              Payable to affiliates and other                                                     (10,092)          (149,415)
              Deferred hotel revenue                                                               194,237            276,848
              Deferred cruise and tour revenue                                                     134,411          1,156,752
              Deferred subscription revenue                                                         13,471             93,406
              Deferred discount                                                                          0                  0
                                                                                          ------------------------------------
                   Net Cash Provided (Used) by Operating Activities                                 29,369            222,222
                                                                                          ------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Business acquisitions                                                                               0          (575,128)
     Purchase of property and equipment                                                                  0           (35,000)
     Proceeds from sale of equipment                                                                     0             10,507
                                                                                          ------------------------------------
                   Net Cash Provided (Used) by Investing Activities                                      0          (599,621)
                                                                                          ------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of common stock                                                                  0             30,000
     Proceeds from notes payable                                                                    40,000            359,769
     Repayments of notes payable                                                                  (11,969)                  0
                                                                                          ------------------------------------
                   Net Cash Provided by Financing Activities                                        28,031            389,769
                                                                                          ------------------------------------
     Net Increase (Decrease) in Cash                                                                57,400             12,370
     Cash at Beginning of Period                                                                    43,240                  0
     Cash at End of Period                                                                   $     100,640   $         12,370
                                                                                          ====================================
SUPPLEMENTAL CASH FLOW INFORMATION
     Cash paid during the year for interest                                                 $       13,094              7,091

The accompanying notes are an integral part of these consolidated financial statements.



                    GRAND ADVENTURES TOUR & TRAVEL PUBLISHING
                           CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
1. BUSINESS ACTIVITIES

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

Revenue Recognition
-------------------

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

Cash and Cash Equivalents
-------------------------

Substantially all of the balance in the cash account consists of an escrow deposit required by Bank One as a reserve for credit card processing. The Company has agreed to establish an escrow balance of $125,000 to be funded by depositing amounts equal to 5% of the prior week's gross sales deposit activity on a weekly basis commencing September 9, 1996, for a six week period. Commencing the 7th week, the Company agreed to deposit $5,000 per week for a 4-week period, and commencing the 11th week, a deposit of $10,000 per week until the reserve is fully funded. As of March 31, 1997, the Company had funded the escrow account to a balance of $100,376.

                    GRAND ADVENTURES TOUR & TRAVEL PUBLISHING
                           CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


2. SUMMARY OF SIGNIFICANT ACCOUNTING
    POLICIES (Continued)-

Cash and Cash Equivalents (continued)
-------------------------

The Company considers all highly liquid instruments purchased with a maturity at the time of purchase of less than three months to be cash equivalents.

Allowance for Uncollectible Accounts
------------------------------------

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

Income (Loss) Per Share
-----------------------

The computation of primary income (loss) per share of common stock is based on the weighted average number of common shares outstanding during the period plus (in periods in which they have a dilutive effect) the effect of common shares contingently issuable from stock options and exercise of warrants.

Depreciation and Amortization
-----------------------------

Property and equipment are stated at cost. Depreciation is computed on the straight-line method for financial statement purposes. Estimated useful lives range from 5 to 7 years. Intangibles, consisting of "excess of cost over net assets acquired" and non-compete covenants are stated at cost and are being amortized over 40- year and 3-year periods, respectively.

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Airfair Publishing Company, Inc. All intercompany transactions have been eliminated.

Income Taxes
------------

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

                    GRAND ADVENTURES TOUR & TRAVEL PUBLISHING
                           CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


2. SUMMARY OF SIGNIFICANT ACCOUNTING
    POLICIES (Continued)-

Stock-Based Compensation
------------------------

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

Estimates and Assumptions
-------------------------

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

3. PROPERTY AND EQUIPMENT

Property and equipment at March 31, 1997 and 1996 is as follows:

                                                  1997                 1996
       Property and equipment                   $93,795               $93,795
       Less accumulated depreciation            (35,315)              (16,946)
       Net property and equipment               $58,480               $76,849

Depreciation expense for the quarters ending March 31, 1997 and 1996 was $4,590 and $3,001, respectively.

4. ACQUISITIONS

On December 1, 1994, Inventory Merchandising Services, Inc. (IMS) (a wholly owned subsidiary of Barter Exchange, Inc. (BEI)), acquired the net assets of a business owned by Lou and Claudia Nackos (Nackos) for the assumption of certain liabilities in the amount of $144,394. This resulted in a new operating division called Interline Travel (Interline).

                    GRAND ADVENTURES TOUR & TRAVEL PUBLISHING
                           CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


4. ACQUISITIONS (Continued)-

Assets acquired from Nackos consist of the following:

       Cash                                                           $      814
       Excess of cost over net assets acquired                            74,278
       Furniture and fixtures                                             69,302
       Total assets acquired                                            $144,394

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

Assets acquired from IRL/APC consist of the following:

       Furniture and equipment                                         $  35,000
       Covenant-not-to compete                                            30,000
       Excess of cost over net assets acquired                           528,791

       Total assets acquired                                            $593,791

Liabilities (unadjusted) assumed from IRL/APC consist of the following:

       Subscription, prepaid advertising, and tour ledger               $204,326

       Net assets acquired                                              $389,465

Payment for the net assets acquired from IRL/APC is as follows:

       Cash                                                             $ 30,000
       Note payable #1 (see below)                                       201,879
       Note payable #2 (see below)                                       157,586

       Total payments (unadjusted)                                      $389,465

                    GRAND ADVENTURES TOUR & TRAVEL PUBLISHING
                           CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. ACQUISITIONS (Continued)-

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

5. INTANGIBLE ASSETS

Intangible assets at March 31, 1997 and 1996 are as follows:

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

At March 31, 1997 and 1996, the unamortized cost consists of the following:

                                                    1997                 1996

       Cost                                      $649,405               $649,405
       Less accumulated amortization            (  33,827)              ( 8,286)
       Net                                       $615,578               $641,119

Amortization expense for the quarters ended March 31, 1997 and 1996, was $6,430 and $6,275, respectively.

                    GRAND ADVENTURES TOUR & TRAVEL PUBLISHING
                           CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In order to provide short-term financing for the Company's operations, BEI has advanced certain amounts to the Company for the above services. At March 31, 1997 and 1996, the Company owed BEI $78,121 and $326,196, respectively.

7. LONG-TERM DEBT

At March 31, 1997 and 1996 long-term debt consisted of the following:

                                                                                     1997           1996

     Notes payable to  shareholders,  due September 30, 1997  including  accrued interest at 14% per annum,  collateralized  by marketable  securities  and other property pursuant to a Security-Agreement Pledge executed by BEI in favor of the
lenders ........................................................................   $ 400,000    $    --
     Note payable at $1,163 per month, including
interest at 14% per annum, convertible into common stock at the conversion price of $1.00 principal amount for each share of common
stock, subordinated to senior indebtedness .....................................      48,239         --
     Note payable with a payment schedule based on
sales of advertising room credits, including interest
 at 12% per annum, maturity date is May 15, 1997 ...............................      36,625         --
     Note payable (acquisition of IRL/APC - see Note
4) at $5,593 per month, including interest at
12% per annum, collateralized by assets acquired ...............................     168,462      202,183
     Note payable (acquisition of IRL/APC - see Note
4) at $4,366 per month, including interest at
12% per annum, collateralized by assets acquired ...............................     131,500      157,586

                                                                                     784,827      359,769
Less current portion ...........................................................   (530,604)     (59,502)

Total ..........................................................................   $ 254,223    $ 300,267



                    GRAND ADVENTURES TOUR & TRAVEL PUBLISHING
                           CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

9. DEFERRED DISCOUNT

In April of 1996, the Company entered into an agreement with a telephone long-distance service provider wherein the Company receives a discount (credit) against its telephone charges provided that its annual volume of telephone usage is equal to at least $240,000 for a period of three years. If the Company fails to meet the minimum usage requirement, the discount will be forfeited.
The discount credit balance as of March 31, 1997 is $54,644.

10 . INCOME TAXES

The components of the provision for income taxes at March 31, 1997 and 1996 are as follows:

                                                  1997             1996

       Current tax expense                      $     -         $      -
       Deferred tax expense                           -                -

       Income tax expense                       $     -          $     -

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:
                                                 1997              1996
       Deferred tax assets:
          Accounts receivable                   $   2,995    $      -
          Net operating loss carryforwards        299,517           -

       Gross deferred tax assets                  302,512           -
          Valuation allowance                    (290,770)          -

       Total deferred tax assets                   11,742           -

       Deferred tax liabilities:
          Fixed assets                              4,513           -
          Intangible assets                         7,229           -

       Total deferred tax liabilities              11,742           -

       Net deferred tax asset (liability)        $      -         $ -

                    GRAND ADVENTURES TOUR & TRAVEL PUBLISHING
                           CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

There are no reconciling items between the statutory U.S. federal rate and effective rates for the years ended March 31, 1997 and 1996.

At March 31, 1997, Interline has a net operating loss carryforward totaling approximately $880,000 that may be offset against future taxable income. If not used, the carryforward will expire in 2011.

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

                    GRAND ADVENTURES TOUR & TRAVEL PUBLISHING
                           CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

13. SUBSEQUENT EVENTS

Subsequent to the end of the March 31,1997 quarter, the Company has also raised funds through additional long-term borrowings. The bridge loans of $400,000 were restructured in a transaction whereby the loanholders agreed to the release of the pledged equity securities in exchange for the following: (1) payment of all accrued interest through April 10, 1997, which was paid in the amount of approximately $29,000, (2) the loan broker received a fee of $20,000, (3) 40,000 Company common stock warrants were issued to the loan broker and 20,000 stock warrants were issued to a principal of the loan broker, all exercisable at $1.00 per share, (4) the bridge loans were converted to 3-year notes bearing 12% annual interest , with principal and interest payable monthly, beginning in May, 1997, the outstanding principal balance is convertible (at note holders' option) into Company common stock at $.50 per share, and no prepayment penalties. With the release of the equity securities, the Company obtained a margin loan of $185,000 with the stock as collateral with the Principal Financial Group in April, 1997. Also in April and May, 1997, the Company raised an additional $500,000 from ten investors through the issuance of three-year convertible debentures. The debentures carry an annual interest rate of 7%. Interest and principal are due and payable in annual installments on each anniversary. At the option of the Company, interest payments due prior to the maturity date may be made in shares of common stock of the Company at the rate one share for each $0.50 of interest accrued and payable. The debenture holder has the right at any time prior to maturity to convert all or any portion of the then outstanding principal balance into fully paid and non-assessable shares of common stock of the Company at a conversion price of $0.25 per share of such outstanding principal amount, subject to adjustment from time to time as provided for in the debenture. The holders of these debentures were also granted warrants to purchase of up to 1,000,000 shares of the Company's common stock at an exercise price of $1.00 per share. These warrants must be exercised prior to the 95th day after delivery by the Company of audited financial statements for the Company's 1997 fiscal year (ending December 31, 1997). The Company also extinguished (in April, 1997) the $306,796 of notes payable that were incurred in connection with the acquisition of the cruise and magazine division for a cash settlement of $75,000.

                    GRAND ADVENTURES TOUR & TRAVEL PUBLISHING
                           CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

A summary of the status of the Company's stock option plan as of March 31, 1997 is presented below:


       Outstanding Options                           Exercisable Options
   --------------------------                 ------------------------------

                          Weighted-
                            Average
                Number    Remaining  Weighted-         Number      Weighted-
 Range of  Outstanding  Contractual    Average    Exercisable        Average
 Exercise      3/31/97                Exercise     at 3/31/97       Exercise
   Prices                                Price                         Price

    $1.00    1,014,466    4 years        $ .94      1,014,466         $ .94
     1.00      305,000    4 years         1.00        101,667          1.00
            ----------                             ----------
             1,319,466                              1,116,133

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
               OR PLAN OF OPERATION

The financial information set forth in the following discussion should be read in conjunction with, and qualified in its entirety by, the financial statements of the Company included elsewhere herein.

On December 1, 1994, IMS, a subsidiary of BEI, acquired from an unrelated third party the net assets that resulted in the IT division in consideration of the assumption of $144,394 in liabilities. BEI formed Airfair as a subsidiary on January 5, 1996, in which to consolidate its interline industry activities. On January 13, 1996, Airfair acquired certain assets and assumed certain liabilities that became the IRL and Magazine divisions of Airfair in consideration of the assumption of $593,791 in liabilities, effective December 31, 1995. Following the organization of Airfair, IMS transferred the IT division to Airfair, effective January 1, 1996. Effective October 10, 1996, Airfair merged into a newly created, wholly-owned subsidiary of Grand Adventures Tour & Travel Publishing Corporation (formerly Riley Investments, Inc.). Airfair became the surviving operating corporation following the merger . In view of the foregoing acquisitions and merger and its new management team, operating strategies, expansion plans, resources, and other factors, management does not believe that a discussion of the operations of the prior operating entity (Riley) would be meaningful.

Financial Condition and Changes in Financial Condition

The Company had a negative working capital of $1,634,160 as of March 31,1997, as compared to a negative working capital of $927,239 at March 31,1996. The primary causes for this large decrease in working capital were the loss from operations of $784,433 for the twelve month interim period from March 1996 to March 1997 and the payment of certain liabilities assumed in the IRL and Magazine purchase previously mentioned. The Company ended the first quarter with $2,953,821 in current liabilities as compared to $2,003,794 for the prior year comparable quarter. This was a result of not being able to generate enough cash funds during the year to adequately sustain the acquisitions and management's intent to grow sales through increasing the number of publications, size, distribution and quality of the magazine. The largest components of current liabilities are accounts payable of $513,944 (of which $416,491 are greater than 60 days past due); accrued expenses of $374,407; due to affiliates (BEI/IMS, the former owner of Airfair) of $78,121; current portion of notes payable of $530,604, and deferred revenues relating to hotels, cruises and tours and magazine subscriptions of $1,456,746. A large portion of accounts payable are made up of amounts due for telephone services, publication of the magazine and attorneys' fees incurred in connection with the aforementioned merger. The Company has been diligently working with its primary vendors to work out payment schedules. Subsequent to year end, the two largest publication vendors have agreed to convert to longer term notes payable. Accrued expenses of $374,407 are comprised mainly of payroll, vacation , commissions , note interest , negative cash balances, and general administrative expenses. The amount due BEI/IMS is the net balance due at the end of the quarter for various transactions that occurred during the year, such as management fees. Deferred revenues for hotels and cruises represent the moneys received from passengers that are deferred for revenue recognition purposes until the passenger has completed travel. Amounts deferred for hotels were $580,089 and for cruises $758,126 at March 31, 1997. Deferred subscription revenue of $118,531 represents subscription moneys received but not earned at quarter end. Magazine subscriptions are normally paid in full in advance for the one- or two-year subscription period. Revenue is earned on a prorata basis as the magazines are printed and shipped to the subscribers. Total notes payable of $784,827 is a combination of eight notes totaling $400,000 due shareholders of the Company, two notes incurred in connection with the previously mentioned acquisition of the cruise and magazine divisions totaling $299,962, a $48,239 note from a potential future investor and a short-term note of approximately $37,000 borrowed in order to publish and mail an advertising update during the first quarter. The holder of the acquisition notes agreed to a substantially discounted payoff on these notes in April, 1997. The Company completely extinguished this debt through the payment of $75,000 in cash in April, 1997. The discount amounted to a reduction of $231,796 in the debt balance with the offset being a reduction in the amount of goodwill created in the acquisition. Of the total of $784,827 in notes, the current portion amounts to $530,604 and the long term portion equals $254,223. Included in other liabilities besides the long term debt is a deferred discount of $54,644 that was received as a service discount from the Company's long distance telephone carrier in 1996 upon the execution of a long term agreement. The agreement requires the Company to use a minimum of $240,000 in annual long distance services for a period of three years. If the Company fails to utilize the required minimum usage, the discount will be forfeited. The Company anticipates that it will exceed the annual requirements and will earn all discounts by the end of the agreement term.

The Company had $1,993,719 in total assets at March 31, 1997 compared to assets of $1,794,524 at the end of March 31, 1996. Substantially all of the balance in the cash account of $100,640 consists of an escrow deposit required by the Company's bank as a reserve for Visa/Mastercard credit card processing. The deposit agreement requires the Company to fund a total of $125,000 to this account over time. The Company has funded $105,376 to this account to date. Subsequent to March 31,1997 , the Company was notified by the bank that it will not process the Company's credit cards after June 10, 1997. The bank made a determination that the travel industry in general and the Company's financial condition at December 31, 1996 were not strong enough to warrant the risk for the bank. The bank will return all excess funds over $50,000 to the Company on June 10, 1997, and will return the remainder of the funds at the end of 10 months ( April 1998 ) providing that the Company continues to honor any chargebacks during that period. The Company has had a history of minimal chargebacks. The Company has contracted with a another credit card processor ( subsequent to quarter end ) to continue credit card processing. The new processor is charging a discount rate of 2.95% which is 1 percent higher than the previous processor and is requiring a six month rolling reserve of 5% of monthly credit card receipts. Approximately 70% of the Company's hotel and resort sales are generated through credit cards. The accounts receivable of $44,766 is comprised primarily of advertising revenue from vendors that advertised in the magazine and updates. Prepaid tour cost and prepaid cruise cost of $451,718 and $722,537, respectfully, represent funds paid to hotels and cruise lines as of March, 1997 for travel dates that occur after that date.

Results of Operations

Overall Operating Results

The Company experienced a net loss for the quarter ended March 31, 1997 of $75,323 as compared to a net loss of $163,545 for March 1996 quarter. One of the causes for the larger loss in 1996 were expenses related to the acquisition of the cruise and magazine divisions in January, 1996. The Company incurred approximately $34,000 in relocation expenses in moving personnel from Florida to the Company's home office in Austin, Texas. In addition, the Company also had an increase in gross sales of approximately $400,000 for the quarter as compared to the 1996 quarter. This resulted in a increase in travel related margins of $62,000 to apply against publications and expenses. Operating expenses decreased $47,000 from the previous year quarter as a result of management's efforts of reducing overhead. Management also set a goal in 1996 of increasing sales through increasing the size, quality and distribution of the magazine. The magazine's production schedule was increased to every two months as opposed to every three months before the Company's acquisition. The magazine also produces an update brochure promoting hotel and cruise specials in the months in which the magazine is not produced. Management believes that increased circulation will increase the value of the publications to both advertisers and subscribers. The Company intends for the magazine division to increase both advertising and subscription revenue to the point where this division will at least break even in 1997. The anticipated value of these publications should be felt through increased sales in both the hotel and cruise and tour divisions.

Revenue

Gross revenue for the quarter ended March 31, 1997 was $2,559,688 an increase of $376,383 over March, 1996 revenues of $2,183,305. Hotel sales increased 14% for the March 1997 quarter from $915,177 at March 1996 to $1,044,379 in 1997. This increase in hotel sales was primarily caused by the Company being able to better advertise its products and services in the magazine and update publications purchased at the beginning of 1996. The marketing department also substantially increased the number of available properties to sell to the interline market during the year. Gross cruise and tour revenue equaled $1,451,930 for 1997 quarter, an increase of $266,856 over 1996's first quarter. The Company also began selling cruise bump protection insurance to passengers as a auxiliary product. The Company recognizes hotel and cruise revenues on a "booked, paid, traveled" basis, (i.e. revenue is not earned until the passenger has completed travel).

Cost of Goods Sold

The overall gross margin for the first quarter of 1997 was $403,135, or 16% of overall gross sales. This compares to a gross margin of $362,243 or 16.5% of gross sales, for the 1996 quarter. The decrease in the gross margin percentage is due primarily to the addition of the cruise division during the prior year. While cruises typically have a much higher dollar value per sale, the margin percentages are lower on the average than hotel sales. The hotel division had cost of sales of $813,848 on sales of $1,044,379 for the current quarter producing a gross margin of $230,531, or 22.1% of sales. The comparable 1996 quarter hotel cost of sales were $710,827 generating a gross margin of $204,350, or 22.3% of sales of $915,177. The margins on hotel sales have remained very consistent. The cruise division generated a gross margin of $172,065 or 11.9% on sales of $1,451,930 for the quarter ended March 31, 1997. This compares to a prior year quarterly margin of $136,024 or 11.5% on sales of $1,185,074. Average margins on cruises can range from 10% to 18% depending on which cruise line is booked. The magazine division produced a negative margin of $2,688 for the current year quarter. The Company only recognizes those publishing costs directly associated with the subscriber and advertising commitments as cost of goods sold. Any publishing cost for excess production and distribution is recorded as Company advertising expense as it for the benefit of the hotel and cruise sales.

Operating Expenses

Operating expenses for the quarter ended March 31, 1997 were $478,458 as compared to $525,788 for the 1996 quarter. This resulted in a decrease of $47,000 over the previous year quarter. One of the major causes for the large 1996 expenses were associated with the acquisition and operating of the cruise and magazine divisions at the beginning of 1996. Total interest expense for the first quarter of 1997 equaled $27,748 on notes payable. Interest expense for the 1996 quarter was $10,754. Management anticipates that interest expense will increase materially in 1997. The largest expense item for the Company is salaries which equaled $238,304 for March 1997 as compared to $251,416 for the previous year quarter. This decrease is attributable to management's efforts to keep operating expenses under control. The Company reduced salary expenses as of January 1, 1997 through the reduction of personnel and attrition. The last major expense area were management fees. Airfair entered into a management agreement with BEI and IMS effective March 1, 1996. Under this agreement, BEI permits Airfair to use office space and certain equipment leased by BEI, and BEI and IMS provide Airfair insurance, payroll services, office supplies and other minor office services. IMS and BEI charge Airfair a management fee equal to 0.5% of Airfair's gross revenue per month for these services. In addition, pursuant to the terms of the management agreement, IMS, BEI, and Airfair agreed that Airfair would reimburse BEI for a portion of the direct payroll expenses of certain members of management who serve BEI, IMS, and Airfair (the "Shared Management Members"). The proportion is intended to correspond with the amount of time expended by the Shared Management Members on the business matters of Airfair. These management fees and the payroll reimbursements for Shared Management Members totaled $53,025 for the quarter ended March 31, 1997 as compared to a $95,880 credit for the first quarter of 1996.. Prior to the management agreement, all general and administrative expenses of BEI were allocated to Airfair and IMS on a ratio basis. In February 1996, BEI incurred a large one-time gain which exceeded its expenses. As such, both Airfair and IMS were the beneficiaries of an expense credit for that month.
Airfair's portion of that allocation was a credit of approximately $142,000.


Liquidity and Capital Resources

Since Airfair's inception, it has financed its business growth through internally generated revenue, borrowings from its former sole stockholder, BEI, and borrowings from new stockholders subsequent to its spin-off from BEI. The Company owed BEI/IMS $78,121 on March 31, 1997. In September, 1996, the Company borrowed $400,000 from seven shareholders ("bridge loans") that were collateralized with 130,868 shares of equity securities that are owned by BEI. BEI executed a Security Pledge Agreement in favor of the lenders. In November, 1996, the Company initiated a private placement to qualified investors and offered up to 2,000,000 shares of its common stock at a price of $1.00 per share. The Company has not raised any funds through this offering as of this filing. Thereafter, management has taken a different strategy in raising and conserving funds needed for operations in 1997 and thereafter. Since January 1, 1997, management has reduced expenses by approximately $40,000 per month through a reduction in nonessential personnel, changing to a lower priced package delivery service, obtaining more services such as small printing jobs on a trade basis and reducing any other expenses that are not considered absolutely necessary to the ongoing needs of the operation. Subsequent to the quarter end, the Company has also raised funds through additional long-term borrowings. The bridge loans were restructured in a transaction whereby the loanholders agreed to the release of the pledged equity securities in exchange for the following:
(1) payment of all accrued interest through April 10, 1997, which was paid in the amount of approximately $29,000, (2) the loan broker received a fee of $20,000, (3) 40,000 Company common stock warrants were issued to the loan broker and 20,000 stock warrants were issued to a principal of the loan broker, all exercisable at $1.00 per share, (4) the bridge loans were converted to 3-year notes bearing 12% annual interest , with principal and interest payable monthly, beginning in May, 1997, the outstanding principal balance is convertible (at note holders' option) into Company common stock at $.50 per share, and no prepayment penalties. With the release of the equity securities, the Company obtained a margin loan of $185,000 with the stock as collateral with the Principal Financial Group in April, 1997. The Company has subsequently repaid this loan. Also in April and May, 1997, the Company raised an additional $500,000 from ten investors through the issuance of three-year convertible debentures. The debentures carry an annual interest rate of 7%. Interest and principal are due and payable in annual installments on each anniversary. At the option of the Company, interest payments due prior to the maturity date may be made in shares of common stock of the Company at the rate one share for each $0.50 of interest accrued and payable. The debenture holder has the right at any time prior to maturity to convert all or any portion of the then outstanding principal balance into fully paid and non-assessable shares of common stock of the Company at a conversion price of $0.25 per share of such outstanding principal amount, subject to adjustment from time to time as provided for in the debenture. The Company also extinguished (in April, 1997) the $306,796 of notes payable that were incurred in connection with the acquisition of the cruise and magazine division for a cash settlement of $75,000 (See Financial Condition and Changes in Financial Condition above). As a result of the above, the Company has been able to expand the distribution and number of publications advertising the Company's hotel and cruise and tour packages which should substantially increase sales in both areas. Management has and is continuing to negotiate with its accounts payable vendors in order to work out acceptable payment schedules for all parties.

As a result of the transactions described in the preceding paragraph, management believes that its existing working capital levels, supplemented by cash expected to be generated by existing operations and cash generated through stock sales or other financing arrangements, will be sufficient to fund the Company's needs over the next 12 months. Management's belief is based on a number of assumptions including, without limitation, that increased gross sales will result from increased distribution (both in terms of frequency and number of issues) of the Company's publications and that the Company can continue to operate effectively at reduced levels of operating expenses. There can be no assurance that the foregoing assumptions and the other assumptions relied upon by management will prove accurate and any such inaccuracy may cause the Company to need working capital. Moreover, there are no assurances that the Company will be able to procure any such capital should it be needed and any such inability may have an adverse effect on the Company's business, financial condition and future operating results.

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

                            PART II OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

b.  Reports on Form 8-K

      None

                                   Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


 (Registrant)  Grand Adventures Tour & Travel Publishing Corporation

Date   July 8,1997          By   /s/  Joseph S. Juba
                             Joseph S. Juba,  President/ Chief Operating Officer

Date   July 8, 1997
                            By /s/ Darrell W.Barker
                             Darrell W. Barker,  Chief Financial Officer

Date   July 8, 1997
                             By   /s/  Matthew O'Hayer
                             Matthew O'Hayer,  Chairman of the Board
                                           and Chief Executive Officer

                                  EXHIBIT INDEX

Exhibit
Number                              Exhibit Description


27.1                                Financial Data Schedule.