Form 10QSB
period 1997-06-30
GRAND ADVENTURES TOUR & TRAVEL PUBLISHING CORP
filed 1997-08-14
CIK 791958

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended June 30, 1997

                        Commission File Number 33-4734-D

              GRAND ADVENTURES TOUR & TRAVEL PUBLISHING CORPORATION
                       (FORMERLY RILEY INVESTMENTS, INC.)
                       ----------------------------------
               (Exact name of registrant as specified in charter)

            Oregon                                            93-0950786
            ------                                            ----------
         (State or other jurisdiction of                   (I.R.S. Employer
          incorporation or organization)                    Identification No.)

1120 Capital of Texas Highway South, Bldg. 3, Suite 300, Austin, Texas    78746
-------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code               (512) 329-7250
                                                                 --------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 1997, the Company had outstanding 9,509,024 shares of its common stock, par value $0.0001.



                                               PART I FINANCIAL STATEMENTS
ITEM 1. FINANCIAL STATEMENTS
                                         GRAND ADVENTURES TOUR & TRAVEL PUBLISHING
                                                  CORPORATION AND SUBSIDIARY
                                                  CONSOLIDATED BALANCE SHEETS
                                                                                               Unaudited
                                                                                       June 30,       June 30,
                                                                                         1997           1996
ASSETS
CURRENT ASSETS
     Cash and cash equivalents - restricted (Note 2) ...........................   $   105,640   $     23,878

     Accounts receivable,  net of allowance
          for doubtful  accounts of $8,810 in 1997 (Note 2).....................        50,748         35,589

     Due from affiliate (Note 6) ...............................................       126,614              -

     Prepaid expenses (Note 2)..................................................        24,754              -

     Prepaid hotel cost (Note 2) ...............................................       376,391        208,763

     Prepaid cruise and tour cost (Note 2) .....................................       919,173        931,088

             Total Current Assets ..............................................     1,603,319      1,199,318
PROPERTY AND EQUIPMENT, at cost, net of
     accumulated depreciation (Notes 2 and 3)...................................        53,890         72,250

OTHER ASSETS
     Deferred  charges and other assets.........................................        41,848           --

     Intangible assets, net of accumulated
              amortization (Notes 2 and 5) .....................................       385,757        634,749

                                                                                   $ 2,084,814    $ 1,906,317
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable ..........................................................   $   431,643    $    25,614

     Other current liabilities .................................................       150,789          8,970

     Current portion of long-term debt (Note 7) ................................       257,603         52,840

     Due to affiliate (Note 6)..................................................             -        456,437

     Deferred hotel revenue (Note 2) ...........................................       558,677        282,620

     Deferred cruise and tour revenue (Note 2) .................................       905,795      1,201,872
     Deferred subscription revenue .............................................       126,425         75,919

             Total Current Liabilities .........................................     2,430,931      2,104,272
OTHER LIABILITIES
     Long-term debt (Note 7) ...................................................       847,989        300,267

     Deferred discount (Note 9).................................................        54,644           --
             Total Other Liabilities ...........................................       902,633        300,267

STOCKHOLDERS' (DEFICIT)
     Preferred stock, no par value; authorized
             10,000,000 shares; none issued and outstanding ....................          --             --
     Common stock $.0001 par value; authorized
             30,000,000 shares; issued and outstanding
             9,509,024 and 9,100,000 shares in 1997 and 1996,
             respectively  (Note 11)............................................           951          1,000
     Additional paid-in capital (deficit) ......................................       598,209         29,000

     Accumulated deficit .......................................................    (1,847,910)      (528,222)
             Total Stockholders' (Deficit) .....................................    (1,248,750)      (498,222)
                                                                                   $ 2,084,814    $ 1,906,317




                     GRAND ADVENTURES TOUR & TRAVEL PUBLISHING
                           CORPORATION AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF OPERATIONS


================================================================================

                                                             Unaudited
                                                        Three Months Ended
                                                     June 30,         June 30,
                                                      1997             1996
REVENUES
     Hotel revenue ...............................   $1,324,238   $1,264,958
     Cruise and tour revenue .....................    1,952,618    1,786,314
     Magazine subscription and advertising revenue      101,353      158,050

     Merchandise and other revenue                        5,049       14,500

              Total Revenues .....................    3,383,258    3,223,822
COST OF SALES
     Hotel cost ..................................    1,018,773      963,240

     Cruise and tour cost ........................    1,720,256    1,507,105
     Magazine publishing cost ....................      187,437       79,490

     Merchandise cost ............................         --           --

              Total Cost of Sales ................    2,926,466    2,549,835
              Gross Profit .......................      456,792      673,987
OPERATING EXPENSES
      Selling, general and administrative expenses      169,797      325,150
     Wages .......................................      257,327      317,058
     Depreciation and amortization ...............        9,449       17,463

              Total Operating Expenses ...........      436,573      662,671
Net Income Before Income Taxes ...................       20,219       11,316
Income Tax Expense................................          --           --
Net Income .......................................   $   20,219   $   11,316
Net Income Per Common Share (Note 2) .............   $     0.00   $     0.00
Weighted Average Common Shares Outstanding .......    9,509,024    9,100,000

              The accompanying notes are an integral part of these consolidated financial statements.






                  GRAND ADVENTURES TOUR & TRAVEL PUBLISHING
                         CORPORATION AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS


================================================================================

                                                                Unaudited
                                                            Six Months Ended
                                                      June 30,         June 30,
                                                        1997             1996
REVENUES
     Hotel revenue ...............................   $ 2,368,617    $ 2,180,135
     Cruise and tour revenue .....................     3,404,548      2,971,388
     Magazine subscription and advertising revenue       161,505        230,619
     Merchandise and other revenue ...............         8,276         24,985

              Total Revenues .....................     5,942,946      5,407,127
COST OF SALES
     Hotel cost ..................................     1,832,621      1,674,067

     Cruise and tour cost ........................     3,000,121      2,556,155
     Magazine publishing cost ....................       250,277        139,120

     Merchandise cost ............................          --            1,556

              Total Cost of Sales ................     5,083,019      4,370,898
              Gross Profit .......................       859,927      1,036,229
OPERATING EXPENSES
      Selling, general and administrative expenses       398,930        593,246
     Wages .......................................       495,631        568,474
     Depreciation and amortization ...............        20,469         26,739

              Total Operating Expenses ...........       915,030      1,188,459
Net Loss Before Income Taxes .....................       (55,103)      (152,230)
Income Tax Expense................................            --             --

Net (Loss) .......................................   $   (55,103)   $  (152,230)
Net (Loss) Per Common Share (Note 2) .............   $     (0.01)   $     (0.02)
Weighted Average Common Shares Outstanding .......     9,509,024      9,100,000

              The accompanying notes are an integral part of these consolidated financial statements.





                                    GRAND ADVENTURES TOUR & TRAVEL PUBLISHING CORPORATION
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 Unaudited
                                                                             Six Months Ended
                                                                          June 30,       June 30,
                                                                            1997           1996
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ..........................................................   $   (55,103)   $  (152,230)
Adjustments to reconcile net loss to cash provided by
     operating activities:
              Depreciation and amortization .......................        20,469         13,067
              Provision for losses on accounts receivable .........             0              0
             Changes in operating assets and liabilities:
              Accounts receivable .................................       (30,837)       (35,589)
              Prepaid expenses ....................................       (24,754)             0
              Prepaid hotel cost ..................................      (124,047)      (181,678)
              Prepaid cruise and tour cost ........................      (340,258)      (931,088)
              Accounts payable ....................................      (147,345)        18,827
              Accrued expenses ....................................       (29,079)         8,970
              Receivable from affiliates and other ................      (256,675)       (19,174)
              Deferred hotel revenue ..............................       172,825        241,496
              Deferred cruise and tour revenue ....................       282,080      1,201,872
              Deferred subscription revenue .......................        21,366         75,919
              Deferred discount ...................................             0              0

                   Net Cash Provided (Used) by Operating Activities      (511,358)       240,392

CASH FLOWS FROM INVESTING ACTIVITIES:
     Business acquisitions ........................................       224,963       (575,128)
     Purchase of property and equipment ...........................             0        (35,000)
     Proceeds from sale of equipment ..............................             0         10,507

                   Net Cash Provided (Used) by Investing Activities       224,963       (599,621)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of common stock ...........................             0         30,000
     Proceeds from notes payable ..................................       699,246        359,769
     Repayments of notes payable ..................................      (350,450)        (6,662)

                   Net Cash Provided by Financing Activities ......       348,796        383,107

     Net Increase (Decrease) in Cash ..............................        62,400         23,878
     Cash at Beginning of Period ..................................        43,240              0
     Cash at End of Period ........................................   $   105,640    $    23,878

SUPPLEMENTAL CASH FLOW INFORMATION
     Cash paid during the period for interest .....................   $    49,585         16,133

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

Cash and Cash Equivalents
-------------------------

Substantially all of the balance in the cash account consists of an escrow deposit required by Bank One as a reserve for credit card processing. The Company has agreed to establish an escrow balance of $125,000 to be funded by depositing amounts equal to 5% of the prior week's gross sales deposit activity on a weekly basis commencing September 9, 1996, for a six week period. Commencing the 7th week, the Company agreed to deposit $5,000 per week for a 4-week period, and commencing the 11th week, a deposit of $10,000 per week until the reserve is fully funded. As of June 30, 1997, the Company had funded the escrow account to a balance of $105,376.

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

3. PROPERTY AND EQUIPMENT

Property and equipment at June 30, 1997 and 1996 is as follows:

                                                     1997                  1996
       Property and equipment                      $93,795               $93,795
       Less accumulated depreciation              (39,905)              (21,545)
       Net property and equipment                  $53,890               $72,250

Depreciation expense for the quarters ending June 30, 1997 and 1996 was $4,590 and $4,599, respectively. Depreciation expense for the six months ending June 30, 1997 and 1996 was $9,180 and $7,600, respectively.

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


Both of the promissory notes described above, have identical terms (except as specified) as follows: The annual interest rate on unpaid principal is 12% per annum. Interest only will be due on the unpaid balance on January 31, 1996, February 29, 1996, and March 31, 1996. Thereafter, principal and interest shall be due and payable in monthly installments of $5,593 on Note #1 and $4,366 on Note #2, each payable on the last day of each month, beginning April 30, 1996, until December 31, 1999, when the entire principal and accrued interest remaining unpaid, shall be due and payable in full. These notes were settled in full with a cash payment of $75,000 in April, 1997, when the remaining unpaid balance was $299,963. The difference between the unpaid balance and the
settlement   of  $224,963  was  credited  to  Goodwill   which  was  created  at
acquisition.

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

5. INTANGIBLE ASSETS

Intangible assets at June 30, 1997 and 1996 are as follows:

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

As explained in Note 4 to the financial statements, on January 13, 1996, (Closing Date) [effective December 31, 1995 (Effective Date)] Airfair acquired certain assets and assumed certain liabilities of Interline Representatives Ltd. and Airfair Publishing Corp. (IRL/APC) . Of the $593,791 total purchase price, $528,791 represented the excess of the cost over the fair value of net assets acquired and $30,000 represented a covenant-not-to compete. Also amortizable are $16,336 of additional legal and acquisition costs. The excess of cost over net assets acquired is amortized on a straight-line basis over 40 years and the covenant is amortized over 3 years. Also, as explained in Note 4, Goodwill was reduced by $224,963 upon the reduced settlement of the debt incurred in the acquisition.

At June 30, 1997 and 1996, the unamortized cost consists of the following:

                                                            1997           1996

       Cost                                              $424,442       $649,405
       Less accumulated amortization                      (38,685)      (14,656)

       Net                                               $385,757       $634,749

Amortization expense for the quarters ended June 30, 1997 and 1996, was $4,919 and $6,370, respectively.
Amortization expense for the six months ended June 30, 1997 and 1996, was $11,289 and $12,645, respectively.

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

The Company and IMS have also entered into an Inventory Marketing Agreement whereby the Company sells certain IMS inventories. The Company is required to make monthly payments to IMS equaling (i) the cash value of the inventory sold plus (ii) 25% of the collected revenue generated from such sales less such cash value. At June 30, 1997, BEI/IMS owed the Company $126,614. At June 30, 1996, the Company owed BEI/IMS $456,437.

7. LONG-TERM DEBT

At June 30, 1997 and 1996 long-term debt consisted of the following:                1997           1996

     Notes  payable  to  shareholders,  due April 30,   2000   including accrued
interest at 12% per annum payable in, in monthly installments,  convertible into common stock
at a conversion price of $0.50 principal amount for each share .................   $ 381,336    $    --
     Note payable at $1,163 per month, including
interest at 14% per annum, convertible into common stock at the conversion price of $1.00 principal amount for each share of common
stock, subordinated to senior indebtedness .....................................      46,416         --
     Note payable with a payment schedule based on
sales of advertising room credits, including interest
 at 12% per annum, maturity date is May 15, 1997 ...............................      35,107         --
     Note payable (acquisition of IRL/APC - see Note
4) at $5,593 per month, including interest at
12% per annum, collateralized by assets acquired ...............................           0      198,276
     Note payable (acquisition of IRL/APC - see Note
4) at $4,366 per month, including interest at
12% per annum, collateralized by assets acquired ...............................           0      154,831
     Convertible debentures due April, 2000
7%  interest only due on each anniversary with principal due at maturity, interest  may be paid in shares of common  stock at the option of the Company at the  rate one  share  for  each  $0.50 of  interest  due,  unpaid  principal  is
convertible into common stock at a conversion   price  of  $0.25 per share......     500,000         --
     Note payable at $1,000 per month for six months  beginning  April 25,1997, then $1,500 per month for six months, the $2,000 per month until paid in full,
with interest at 8% per annum ..................................................      50,502         --
     Note payable at $4,246 per month beginning April, 1997,
with interest at 6% per annum ..................................................      35,759         --
     Note payable at $1,154 per month  beginning  April,  1997, with interest at
10% per annum, maturity date of March, 1999,
unpaid balance can be converted into common stock at $0.50 per share ...........      22,140         --
     Note payable at $1,000 per month beginning May 15,1997
remaining unpaid balance due June 15, 1998, interest at 9% per annum ...........      25,609         --
     Note payable at $300.00 per month beginning June 15, 1997
for 35 months at 10% interest per annum ........................................       8,723         --

                                                                                   1,105,592      353,107
Less current portion ...........................................................    (257,603)     (52,840)
Total ..........................................................................   $ 847,989   $  300,267


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

9. DEFERRED DISCOUNT

In April of 1996, the Company entered into an agreement with a telephone long-distance service provider wherein the Company receives a discount (credit) against its telephone charges provided that its annual volume of telephone usage is equal to at least $240,000 for a period of three years. If the Company fails to meet the minimum usage requirement, the discount will be forfeited.
The discount credit balance as of June 30, 1997 is $54,644.

10 . INCOME TAXES

The Company had no provision for income taxes at June 30, 1997 and 1996.

There are no reconciling items between the statutory U.S. federal rate and effective rates for the quarters ended June 30, 1997 and 1996.

At June 30, 1997, Interline has a net operating loss carryforward totaling approximately $880,000 that may be offset against future taxable income. If not used, the carryforward will expire in 2011.

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

13. SUBSEQUENT EVENTS

Subsequent to the end of the June 30,1997 quarter, the Company raised an additional $80,000 through short-term borrowings from an existing shareholder/noteholder. The Company also entered into an agreement with a new Visa/Mastercard credit card processor as of July 1, 1997. The new processor requires the Company to fund a new reserve account that will eventually contain a six month rolling reserve balance equal to 5% of each months Visa/Mastercard charges.

14. STOCK OPTION PLAN

The Company has a long-term stock incentive plan (LTSIP) that authorizes an aggregate of 1,000,000 shares of common stock for future grants. Options to purchase shares of Airfair common stock granted under the previous Airfair stock option plan were exchanged for comparable options granted under the LTSIP for an equivalent number of shares pursuant to the terms of the Merger as explained in
Note 4 to the financial statements. Under the plan, the exercise price of each employee option is $1.00 and the exercise price of options granted to shareholders range from $.50 to $1.00. An option's maximum term is five years. Employee options were granted on August 1, 1996, and February 1, 1997, and vest in three years. Other options are fully vested. The fair value of each option grant is estimated on the grant date using an option-pricing model with the following weighted-average assumptions used for grants in 1996: risk-free interest rate of 6%, and expected lives of 5 years for the options.

A summary of the status of the Company's outstanding stock options as of June 30, 1997 is presented below:


Outstanding Options                                     Exercisable Options

                             Weighted-
                               Average
                    Number   Remaining      Weighted-      Number      Weighted-
Range of       Outstanding Contractual        Average Exercisable        Average
Exercise Prices    6/30/97        Life Exercise Price  at 6/30/97 Exercise Price

          $1.00  1,014,466     4 years          $ .94   1,014,466          $ .94
           1.00    361,000     4 years           1.00     101,667           1.00
           1.00    449,000     4 years           1.00     110,000           1.00

                 1,824,466                              1,226,133

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

Financial Condition and Changes in Financial Condition

The Company had a negative working capital of $827,612 as of June 30,1997, as compared to a negative working capital of $904,954 at June 30, 1996. The primary cause for this large deficit in working capital was the loss from operations of $775,528 for the twelve month interim period from June 1996 to June 1997. The Company ended the second quarter with $2,430,931 in current liabilities as compared to $2,104,272 for the prior year comparable quarter. This was a result of not being able to generate enough cash funds during the year to adequately sustain the acquisitions and management's intent to grow sales through increasing the number of publications, size, distribution and quality of the magazine. The largest components of current liabilities are accounts payable of $431,643 (of which $294,413 are greater than 90 days past due); accrued expenses of $150,789; current portion of notes payable of $257,603, and deferred revenues relating to hotels, cruises and tours and magazine subscriptions of $1,590,897. A large portion of accounts payable are made up of amounts due for telephone services, publication of the magazine and attorneys' fees incurred in connection with the aforementioned merger. The Company has been diligently working with its primary vendors to work out payment schedules. During the quarter ended June 30, 1997, five of the Company's vendors agreed to convert to notes payable. Accrued expenses of $150,789 are comprised mainly of payroll, vacation, commissions, note interest , negative cash balances, and general administrative expenses. Deferred revenues for hotels and cruises represent the moneys received from passengers that are deferred for revenue recognition purposes until the passenger has completed travel. Amounts deferred for hotels were $558,677 and for cruises $905,795 at June 30, 1997. Deferred subscription revenue of $126,425 represents subscription moneys received but not earned at quarter end. Magazine subscriptions are normally paid in full in advance for the one- or two-year subscription period. Revenue is earned on a prorata basis as the magazines are printed and shipped to the subscribers. Total notes payable of $1,105,592 is a combination of eight notes totaling $381,336 due shareholders of the Company, a $46,416 note from a potential future investor, a short-term note of approximately $35,107.

  The holder of the acquisition notes agreed to a substantially discounted payoff on these notes in April, 1997. The Company completely extinguished this debt through the payment of $75,000 in cash in April, 1997. The discount amounted to a reduction of $224,792 in the debt balance with the offset being a reduction in the amount of goodwill created in the acquisition. The Company obtained an additional $500,000 in financing during the quarter through the issuance of convertible debentures due April, 2000. These debentures bear a 7% annual interest rate due on each anniversary. The Company may pay the interest due with shares of the Company's common stock at the rate of one share for each $0.50 of interest due. The holders of the debentures may convert the unpaid principal into shares of the Company's common stock at a conversion price of $0.25 per share. These debentures also carry warrants which allows for the purchase of 1,000,000 of the Company's common stock at a exercise price of $1.00 per share. During the quarter, the Company also negotiated with five different vendors that allowed for the conversion of several accounts payable into notes payable of various terms and conditions. The remaining balances of these notes at quarter end amounted to $142,733 ( see Note 7 Long-term Debt of the financial statements). Of the total of $1,105,592 in notes, the current portion amounts to $257,603 and the long term portion equals $847,989. Included in other liabilities besides the long term debt is a deferred discount of $54,644 that was received as a service discount from the Company's long distance telephone carrier in 1996 upon the execution of a long term agreement. The agreement requires the Company to use a minimum of $240,000 in annual long distance services for a period of three years. If the Company fails to utilize the required minimum usage, the discount will be forfeited. The Company anticipates that it will exceed the annual requirements and will earn all discounts by the end of the agreement term.

The Company had $2,084,814 in total assets at June 30, 1997 compared to assets of $1,906,317 at the end of June 30, 1996. Substantially all of the balance in the cash account of $105,640 consists of an escrow deposit required by the Company's bank as a reserve for Visa/Mastercard credit card processing. The Company has ceased processing Visa/Mastercard charges through this processor. The previous processor will return all unused escrow funds to the Company by May, 1998. The Company has had a history of minimal chargebacks. The Company has contracted with a another credit card processor as of July 1, 1997, to continue credit card processing. The new processor is requiring a six month rolling reserve of 5% of monthly credit card receipts. Approximately 70% of the Company's hotel and resort sales are generated through credit cards. The accounts receivable of $50,748 is comprised primarily of advertising revenue from vendors that advertised in the magazine and updates. Prepaid tour cost and prepaid cruise cost of $376,391 and $919,173, respectfully, represent funds paid to hotels and cruise lines as of June, 1997, for travel dates that occur after that date. Goodwill consist of the excess of purchase price over net assets acquired during the aforementioned acquisitions. However, goodwill associated with the cruise and magazine divisions was reduced by $224,963 during the quarter due to a reduced lump sum settlement of the notes due the prior owner of these entities.

Results of Operations

Overall Operating Results

The Company had net income for the quarter ended June 30, 1997 of $20,219 as compared to a loss of $75,323 for the first quarter of 1997. The primary cause for the second quarter gain was an increase in revenue of $823,570 over the previous quarter while maintaining control over expenses. For the six months ended June 30, 1997 the Company had a net loss of $55,103 as compared to a net loss $152,927 for the comparable period of 1996. The decreased loss in 1997 is the result of an increase in sales of approximately $500,000 over the 1996 period as well a reduction in operating expenses of approximately $200,000 over the same period. The increase in sales is primarily attributed to being able to more consistently produce and distribute the Company's advertising publications during the current year. The funding of these publications has come primarily from funding provided by the debt instruments mentioned previously. Management also set a goal in the latter part of 1996 of increasing sales through increasing the size, quality and distribution of the magazine. The magazine's production schedule was increased to every two months as opposed to every three months before the Company's acquisition. The magazine also produces an update brochure promoting hotel and cruise specials in the months in which the magazine is not produced. Management believes that increased circulation will increase the value of the publications to both advertisers and subscribers. The Company intends for the magazine division to increase both advertising and subscription revenue to the point where this division will at least break even in 1997. The anticipated value of these publications should be felt through increased sales in both the hotel and cruise and tour divisions.

Revenue

Gross revenue for the quarter ended June 30, 1997, was $3,383,258 an increase of $823,570 over the March, 1997 quarter revenues of $2,559,688. Hotel sales increased 26% for the June, 1997 quarter from $1,044,379 at March, 1997 to $1,324,238 at June, 30 1997. This increase in hotel sales was primarily caused by the Company being able to better advertise its products and services in the magazine and update publications which were more consistently produced and distributed during the second quarter. The marketing department also substantially increased the number of available properties to sell to the interline market during the year. Gross cruise and tour revenue equaled $1,952,618 for the 1997 June quarter, an increase of $500,688 over the first quarter. The Company also began selling cruise bump protection insurance to passengers as a auxiliary product. The Company recognizes hotel and cruise revenues on a "booked, paid, traveled" basis, (i.e. revenue is not earned until the passenger has completed travel).

Gross revenue for the six months ended June 30, 1997 increased $535,819 over the comparable six months of 1996. Cruise and tour revenues accounted for $433,160 of this increase while hotels increased $188,482 over this time frame. These increases are also attributable to the increased number of publications over 1996.

Cost of Goods Sold

The gross margin for travel sales ( excluding publishing revenue and cost ) for the second quarter of 1997 was $537,827, or 16.4% of gross travel sales. This compares to a gross margin of $402,596 or 16.1% of gross sales, for the 1997 first quarter. While cruises typically have a much higher dollar value per sale, the margin percentages are lower on the average than hotel sales. The hotel division had cost of sales of $1,018,773 on sales of $1,324,238 for the current quarter producing a gross margin of $305,465, or 23.1% of sales. The comparable first quarter hotel cost of sales were $813,848 generating a gross margin of $230,531, or 22.1% of sales of $1,044,379. The margins on hotel sales have remained very consistent. The cruise division generated a gross margin of $232,362 or 11.9% on sales of $1,952,618 for the quarter ended June 30, 1997. This compares to the prior quarterly margin of $172,065 or 11.9% on sales of $1,451,930. Average margins on cruises can range from 10% to 18% depending on which cruise line is booked. The magazine division produced a negative margin of $86,084 for the current quarter. This was the result of increasing the number of publications produced and distributed during the quarter. The Company only recognizes those publishing costs directly associated with the subscriber and advertising commitments as cost of goods sold. Any publishing cost for excess production and distribution is recorded as Company advertising expense as it for the benefit of the hotel and cruise sales.

The gross margin for hotel sales for the six months ended June 30, 1997, was $535,996 or 22.6% of sales. Cruise and tour gross margin for the same period was $404,427 or 11.9% of sales. The comparable 1996 margin for hotels was $505,068 or 23.2% of hotel sales. Cruises in 1996 produced a $415,233 margin or 13.9% of sales. The larger 1996 cruise margin percentage was the result of one unusual underbooked cruise in June 1996 that the Company contracted with that was able to produce a margin of approximately $84,000 on sales of approximately $110,000.

Operating Expenses

Operating expenses for the quarter ended June 30, 1997 were $436,573 as compared to $478,458 for the first quarter. This resulted in a decrease of $41,000 for the quarter. This was the result of Management's continuing efforts to control expenses that do not effect the production of revenue. The largest expense item for the Company is wages which equaled $257,327 for the June 1997 quarter as compared to $238,304 for the previous quarter. Salaries for the six month period ended June 30, 1997 equaled $495,631 as compared to $568,474 fro the previous year. The Company reduced salary expenses as of January 1, 1997 through the reduction of personnel and attrition. Another major expense category for the Company is telephone expenses which ran approximately $124,000 for the six months ended June 30, 1997 compared to $160,000 for the 1996 period. The last major expense area were management fees. Airfair entered into a management agreement with BEI and IMS effective March 1, 1996. Under this agreement, BEI permits Airfair to use office space and certain equipment leased by BEI, and BEI and IMS provide Airfair insurance, payroll services, office supplies and other minor office services. IMS and BEI charge Airfair a management fee equal to 0.5% of Airfair's gross revenue per month for these services. In addition, pursuant to the terms of the management agreement, IMS, BEI, and Airfair agreed that Airfair would reimburse BEI for a portion of the direct payroll expenses of certain members of management who serve BEI, IMS, and Airfair (the "Shared Management Members"). The proportion is intended to correspond with the amount of time expended by the Shared Management Members on the business matters of Airfair. These management fees and the payroll reimbursements for Shared Management Members totaled $110,168 for the six months ended June 30, 1997, as compared to a $49,365 credit for the six months of 1996.. Prior to the management agreement, all general and administrative expenses of BEI were allocated to Airfair and IMS on a ratio basis. In February 1996, BEI incurred a large one-time gain which exceeded its expenses. As such, both Airfair and IMS were the beneficiaries of an expense credit for that month. Airfair's portion of that allocation was a credit of approximately $142,000.


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

During the current quarter, the Company has raised funds through additional long-term borrowings. The bridge loans were restructured in a transaction whereby the loanholders agreed to the release of the pledged equity securities in exchange for the following: (1) payment of all accrued interest through April 10, 1997, which was paid in the amount of approximately $29,000, (2) the loan broker received a fee of $20,000, (3) 40,000 Company common stock warrants were issued to the loan broker and 20,000 stock warrants were issued to a principal of the loan broker, all exercisable at $1.00 per share, (4) the bridge loans were converted to 3-year notes bearing 12% annual interest , with principal and interest payable monthly, beginning in May, 1997, the outstanding principal balance is convertible (at note holders' option) into Company common stock at $.50 per share, and no prepayment penalties. Also in April and May, 1997, the Company raised an additional $500,000 from ten investors through the issuance of three-year convertible debentures. The debentures carry an annual interest rate of 7%. Interest and principal are due and payable in annual installments on each anniversary. At the option of the Company, interest payments due prior to the maturity date may be made in shares of common stock of the Company at the rate one share for each $0.50 of interest accrued and payable. The debenture holder has the right at any time prior to maturity to convert all or any portion of the then outstanding principal balance into fully paid and non-assessable shares of common stock of the Company at a conversion price of $0.25 per share of such outstanding principal amount, subject to adjustment from time to time as provided for in the debenture.

The Company also extinguished (in April, 1997) the $299,963 of notes payable that were incurred in connection with the acquisition of the cruise and magazine division for a cash settlement of $75,000 (See Financial Condition and Changes in Financial Condition above). As a result of the above, the Company has been able to expand the distribution and number of publications advertising the Company's hotel and cruise and tour packages which should substantially increase sales in both areas. During the current quarter, the Company also negotiated the conversion of five accounts payable vendors into notes payable with various terms and conditions ( see Note 7 to the financial statements ). The remaining unpaid balance of these vendor notes was $142,733 at June 30,1997. Management has and is continuing to negotiate with its accounts payable vendors in order to work out acceptable payment schedules for all parties.

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

                            PART II OTHER INFORMATION

ITEM 6. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a. An annual Shareholders' meeting was held at the Company's corporate offices in Austin, Texas on June 24, 1997. The number of qualified shareholder votes attending the meeting either in person or by proxy totaled 6,642,992 shares. The total outstanding number of common shares of the Company at the time of the Shareholder meeting totaled 9,509,024 shares. Therefore, a quorum was present.

b. The Shareholders re-elected the following incumbents to the Board of Directors for the ensuing year:
  Matthew O'Hayer, Chairman of the Board
  Robert Sandner, Director
  Mark Waller, Director

Mr. O'Hayer received 6,642,992 votes for with no votes against or abstentions. Mr. Sandner received 6,642,992 votes for with no votes against or abstentions. Mr. Waller received 6,642,992 votes for with no votes against or abstentions.

c. The Shareholders elected Andersen, Andersen & Strong as the Company's outside auditors for the ensuing year. The votes for were 6,642,992 with no votes against or abstentions.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

b.  Reports on Form 8-K

      None

                                   Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


 (Registrant)  Grand Adventures Tour & Travel Publishing Corporation

Date   August 11,1997           By   /s/  Joseph S. Juba
      ---------------              ----------------------
                                   Joseph S. Juba,  President/
                                                    Chief Operating Officer

Date   August 11, 1997          By /s/ Darrell W.Barker
       ---------------            ---------------------
                                   Darrell W. Barker,  Chief Financial Officer

Date   August 11, 1997          By   /s/  Matthew O'Hayer
       ---------------            -----------------------
                                   Matthew O'Hayer,  Chairman of the Board and
                                                     Chief Executive Officer

                                  EXHIBIT INDEX

Exhibit
Number                              Exhibit Description


27.1                                Financial Data Schedule.