Form 10QSB
period 1997-09-30
GRAND ADVENTURES TOUR & TRAVEL PUBLISHING CORP
filed 1997-11-07
CIK 791958

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period ended September 30, 1997

                        Commission File Number 33-4734-D
                                               ---------
              GRAND ADVENTURES TOUR & TRAVEL PUBLISHING CORPORATION
                       (FORMERLY RILEY INVESTMENTS, INC.)
               (Exact name of registrant as specified in charter)


                         Oregon                  93-0950786
                     --------------             -----------
          (State or other jurisdiction of     (I.R.S. Employer
           incorporation or organization)    Identification No.)

1120 Capital of Texas Highway South, Bldg. 3, Suite 300, Austin, Texas 78746
----------------------------------------------------------------------------
                  (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code    (512) 329-7250
                                                       -------------
     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 1997, the Company had outstanding 9,522,024 shares of its common stock, par value $0.0001.

                           PART I FINANCIAL STATEMENTS
ITEM 1. FINANCIAL STATEMENTS
                    GRAND ADVENTURES TOUR & TRAVEL PUBLISHING
                           CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                                   September 30,   September 30,
ASSETS                                                  1997            1996
                                                        ----            ----
CURRENT ASSETS
     Cash and cash equivalents - restricted (Note 2)  $  190,870     $   12,358

     Accounts receivable,  net of allowance
          for doubtful accounts of $8,810
          in 1997 (Note 2)                                76,254         20,422



     Due from affiliate (Note 6)                         140,134              -

     Prepaid expenses (Note 2)                                 -              -

     Prepaid hotel cost (Note 2)                         565,744        335,051

     Prepaid cruise and tour cost (Note 2)               810,321        869,299
                                                       ---------      ---------
             Total Current Assets                      1,783,323      1,237,130
                                                       ---------      ---------
PROPERTY AND EQUIPMENT, at cost,
  net of accumulated depreciation (Notes 2 and 3)         49,300         49,660
                                                       ---------      ---------
OTHER ASSETS
     Deferred  charges and other assets
                                                          26,113              -
     Intangible assets, net of accumulated
           amortization (Notes 2 and 5)                  380,838        628,379
                                                       ---------      ---------
                                                      $2,239,574     $1,915,169
                                                     ===========================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

     Accounts payable                                 $  343,434     $    4,878

     Other current liabilities                           482,964        103,259

     Current portion of long-term debt (Note 7)          337,339        120,396

     Due to affiliate (Note 6)                                 -        568,540

     Deferred hotel revenue (Note 2)                     501,754        400,501

     Deferred cruise and tour revenue (Note 2)           827,581      1,043,899

     Deferred subscription revenue                       118,994         97,162
                                                       ---------      ---------
             Total Current Liabilities                $2,612,066      2,338,633
                                                       ---------      ---------
OTHER LIABILITIES
     Long-term debt (Note 7)                             803,480        300,267

     Deferred discount (Note 9)                                -              -


             Total Other Liabilities                     803,480        300,267
                                                       ---------      ---------
STOCKHOLDERS' (DEFICIT)
     Preferred stock, no par value;
          authorized 10,000,000 shares;
          none issued and outstanding                          -              -

     Common stock $.0001 par value; authorized
          30,000,000 shares; issued and
          outstanding 9,522,024  and 9,100,000
          shares in 1997 and 1996,
          respectively  (Note 11)                            952          1,000

     Additional paid-in capital (deficit)                598,208         54,000

     Accumulated deficit                              (1,775,131)      (778,731)
             Total Stockholders' (Deficit)            (1,175,971)      (723,731)
                                                      $2,239,574     $1,915,169
                                                     ===========================



                                     GRAND ADVENTURES TOUR & TRAVEL PUBLISHING
                                             CORPORATION AND SUBSIDIARY
                                       CONSOLIDATED STATEMENTS OF OPERATIONS



=====================================================================================================================



                                                                                              Unaudited
                                                                                         Three Months Ended
                                                                                       September 30,     September 30,
                                                                                           1997              1996
                                                                                           ----              ----
REVENUES
     Hotel revenue                                                                     $ 1,105,218      $  1,206,751
     Cruise and tour revenue                                                             2,317,601         1,795,151
     Magazine subscription and advertising revenue                                         178,771            43,122
     Merchandise and other revenue                                                           5,737            11,498
                                                                                        ----------         ---------
              Total Revenues                                                             3,607,327         3,056,523
                                                                                        ----------         ---------
COST OF SALES
     Hotel cost                                                                            687,600           933,536
     Cruise and tour cost                                                                2,078,279         1,610,736
     Magazine publishing cost                                                              145,924           168,826
     Merchandise cost                                                                            -                 -
                                                                                        ----------         ---------
                                                                                                 -
              Total Cost of Sales                                                        2,911,803         2,713,097
                                                                                        ----------         ---------
              Gross Profit                                                                 695,524           343,426
OPERATING EXPENSES
      Selling, general and administrative expenses                                         305,430           224,568
     Wages                                                                                 307,805           345,363
     Depreciation and amortization                                                           9,509            24,004
                                                                                         ---------         ---------

              Total Operating Expenses                                                     622,744           593,935
                                                                                         ---------         ---------
Net Income Before Income Taxes                                                              72,779          (250,509)
Income Tax Expense                                                                               -                 -
Net Income                                                                             $    72,779      $   (250,509)
                                                                                         =========         =========
Net Income Per Common Share (Note 2)                                                   $      0.01      $     (0.03)
                                                                                         =========         =========
Weighted Average Common Shares Outstanding                                              11,422,869         9,100,000
                                                                                         =========          ========

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


                                     GRAND ADVENTURES TOUR & TRAVEL PUBLISHING
                                            CORPORATION AND SUBSIDIARY
                                       CONSOLIDATED STATEMENTS OF OPERATIONS


====================================================================================================================


                                                                       Unaudited
                                                                    Nine Months Ended
                                                            September 30,     September 30,
                                                               1997             1996
                                                               ----             ----
REVENUES
     Hotel revenue                                          $ 3,473,835      $  3,386,886
     Cruise and tour revenue                                  5,722,149         4,766,539
     Magazine subscription and advertising revenue              340,276           273,741
     Merchandise and other revenue                               14,013            36,483
                                                              ---------         ---------
              Total Revenues                                  9,550,273         8,463,650
                                                              ---------         ---------
COST OF SALES
     Hotel cost                                               2,520,221         2,607,603
     Cruise and tour cost                                     5,078,400         4,166,891
     Magazine publishing cost                                   396,201           307,946
     Merchandise cost                                                 -             1,556
         Total Cost of Sales                                  7,994,822         7,083,995
                                                             ----------         ---------
         Gross Profit                                         1,555,451         1,379,655
OPERATING EXPENSES
     Selling, general and administrative expenses               704,360           817,814
     Wages                                                      803,436           913,837
     Depreciation and amortization                               29,978            50,743
                                                             ----------         ---------
         Total Operating Expenses                             1,537,774         1,782,394
                                                             ----------         ---------
Net Loss Before Income Taxes                                     17,676          (402,739)
Income Tax Expense                                                    -                 -
Net (Loss)                                                  $    17,676      $   (402,739)
                                                            ===========         =========
Net (Loss) Per Common Share (Note 2)                        $      0.00      $      (0.04)
                                                            ===========         =========
Weighted Average Common Shares Outstanding                   11,422,869         9,100,000
                                                            ===========         =========

              The accompanying notes are an integral part of these consolidated financial statements.



              GRAND ADVENTURES TOUR & TRAVEL PUBLISHING CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                             Unaudited
                                                                                         Nine Months Ended
                                                                                September 30,         September 30,
                                                                                    1997                   1996
                                                                                    ----                   ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                        $  17,676            $ (402,739)
Adjustments to reconcile net loss to cash provided by
     operating activities:
              Depreciation and amortization                                        29,978                24,026
              Provision for losses on accounts receivable                               0                     0
              Changes in operating assets and liabilities:
              Accounts receivable                                                 (56,343)              (20,422)
              Prepaid expenses                                                          0                     0
              Prepaid hotel cost                                                 (313,400)             (307,966)
              Prepaid cruise and tour cost                                       (231,406)             (869,299)
              Accounts payable                                                   (235,554)               (1,909)
              Accrued expenses                                                    303,096               103,259
              Receivable from affiliates and other                               (254,460)               92,928
              Deferred hotel revenue                                              115,902               359,377
              Deferred cruise and tour revenue                                    203,866             1,043,899
              Deferred subscription revenue                                        13,934                97,162
              Deferred discount                                                   (54,644)                    0
                                                                                --------------------------------
                   Net Cash Provided (Used) by Operating Activities              (461,355)              118,316
                                                                                --------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Business acquisitions                                                        224,963              (575,128)
     Purchase of property and equipment                                                 0               (17,000)
     Proceeds from sale of equipment                                                    0                10,507
                                                                                --------------------------------
                   Net Cash Provided (Used) by Investing Activities               224,963              (581,621)
                                                                                --------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of common stock                                                 0                55,000
     Proceeds from notes payable                                                  786,892               459,769
     Repayments of notes payable                                                 (402,869)              (39,106)
                                                                                --------------------------------
                   Net Cash Provided by Financing Activities                      384,022               475,663
                                                                                --------------------------------
     Net Increase (Decrease) in Cash                                              147,630                12,358
     Cash at Beginning of Period                                                   43,240                     0
     Cash at End of Period                                                      $ 190,870            $   12,358
                                                                                ===============================
SUPPLEMENTAL CASH FLOW INFORMATION
     Cash paid during the period for interest                                   $  65,288            $   28,732

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

The Company serves both interline travelers and operators (hotels, resort, cruise lines and others) segments of the interline industry through two distinct business units: Interline Adventures, a publication formerly titled Airfair
Magazine and Interline TravelReps, which markets hotel-resort space to interliners and specializes in Mexican and Caribbean locations: and cruise and escorted tour packages.

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

Cash and Cash Equivalents
-------------------------

Substantially all of the balance in the cash account consists of escrow deposits required by Bank One (the previous processor) and Humboldt Bank (the current processor) as a reserve for credit card processing. The Company agreed to establish an escrow balance of 5% of Visa/Mastercard charges until a six month rolling reserve is established with Humboldt Bank. The prior Bank One reserve was partially released in October, 1997. The remaining $50,000 of that reserve will be reviewed by the bank on a month to month basis and funds will be returned to the Company on a gradual basis until fully released by March, 1998. The new reserve with Humboldt Bank was approximately $78,000 at September 30, 1997.

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

3. PROPERTY AND EQUIPMENT

Property and equipment at September 30, 1997 and 1996 is as follows:

                                                      1997          1996
                                                      ----          ----
Property and equipment                             $93,795       $75,795
Less accumulated depreciation                      (44,495)      (26,135)
                                                   -------        ------
       Net property and equipment                  $49,300       $49,660
                                                   =======        ======

Depreciation expense for the quarters ending September 30, 1997 and 1996 was $4,590 and $4,590, respectively. Depreciation expense for the nine months ending September 30, 1997 and 1996 was $13,770 and $12,190, respectively.

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
                                                             =======

Both of the promissory notes described above, had identical terms (except as specified) as follows: The annual interest rate on unpaid principal is 12% per annum. Interest only will be due on the unpaid balance on January 31, 1996, February 29, 1996, and March 31, 1996. Thereafter, principal and interest shall be due and payable in monthly installments of $5,593 on Note #1 and $4,366 on Note #2, each payable on the last day of each month, beginning April 30, 1996, until December 31, 1999, when the entire principal and accrued interest remaining unpaid, shall be due and payable in full. These notes were settled in full with a cash payment of $75,000 in April, 1997, when the remaining unpaid balance was $299,963. The difference between the unpaid balance and the
settlement   of  $224,963  was  credited  to  Goodwill   which  was  created  at
acquisition.

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

5. INTANGIBLE ASSETS

Intangible assets at September 30, 1997 and 1996 are as follows:

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

At September 30, 1997 and 1996, the unamortized cost consists of the following:

                                                  1997                 1996
                                                  ----                 ----

       Cost                                   $424,442             $649,405
       Less accumulated amortization         (  43,604)             (21,026)
                                               -------             --------
       Net                                    $380,838             $628,379
Amortization expense for the quarters ended September 30, 1997 and 1996, was $4,919 and $6,370, respectively. Amortization expense for the nine months ended September 30, 1997 and 1996, was $16,208 and $19,015, respectively.


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

The Company and IMS have also entered into an Inventory Marketing Agreement whereby the Company sells certain IMS inventories. The Company is required to make monthly payments to IMS equaling (i) the cash value of the inventory sold plus (ii) 25% of the collected revenue generated from such sales less such cash value. At September 30, 1997, BEI/IMS owed the Company $140,134. At September 30, 1996, the Company owed BEI/IMS $568,540.

                    GRAND ADVENTURES TOUR & TRAVEL PUBLISHING
                           CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


7. LONG-TERM DEBT


At September 30, 1997 and 1996 long-term debt consisted of the following:
                                                                                   1997              1996
                                                                                   ----              ----
     Notes  payable  to  shareholders,  due April  30,  2000  including  accrued interest at 12% per annum payable in, in monthly installments,  convertible into common stock
at a conversion price of $0.50 principal amount for each share                  $  352,633        $      -
     Note payable at $1,163 per month, including
interest at 14% per annum, convertible into common stock at the conversion price of $1.00 principal amount for each share of common
stock, subordinated to senior indebtedness.                                         44,529               -
     Note payable with a repayment schedule based on
on the release of bank credit card escrow funds, including interest
 at 6% per annum, maturity date is April 16, 1998                                  116,354               -
     Note payable (acquisition of IRL/APC - see Note
4) at $5,593 per month, including interest at
12% per annum, collateralized by assets acquired.                                        0         179,916
     Note payable (acquisition of IRL/APC - see Note
4) at $4,366 per month, including interest at
12% per annum, collateralized by assets acquired.                                        0         140,747
     Note payable with interest payments only for 12 months
with interest at 12% per annum. Maturity date of August, 1997                            0         100,000
     Convertible debentures due April, 2000
7%  interest  only  due on each  anniversary  with  principal  due at  maturity, interest  may be paid in shares of common  stock at the option of the Company at the  rate one  share  for  each  $0.50 of  interest  due,  unpaid  principal  is convertible into common stock
at a conversion price of $0.25 per share                                           500,000               -
     Note payable at $1,000 per month for six months  beginning  April  25,1997, then $1,500 per month for six months, the $2,000
per month until paid in full, with interest at 8% per annum.                        48,502               -
     Note payable at $4,246 per month beginning April, 1997,
with interest at 6% per annum                                                       23,021               -
     Note payable at $1,154 per month  beginning  April,  1997, with interest at
10% per annum, maturity date of March, 1999,
unpaid balance can be converted into common stock at $0.50 per share                19,209               -
     Note payable at $1,000 per month beginning May 15,1997
remaining unpaid balance due June 15, 1998, interest at 9% per annum                23,167               -
     Note payable at $556 per month beginning August 5, 1997
with interest at 8% per annum, maturity date of August 5, 1998                       5,368
     Note payable at $300.00 per month beginning June 15, 1997
for 35 months at 10% interest per annum                                              8,035               -
                                                                                -----------       --------
                                                                                 1,140,818         420,663

Less current portion                                                             ( 337,339)       (120,396)
                                                                                ----------        --------

Total                                                                           $  803,480        $300,267
                                                                                ===========       ========

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

9. DEFERRED DISCOUNT

In April of 1996, the Company entered into an agreement with a telephone long-distance service provider wherein the Company receives a discount (credit) against its telephone charges provided that its annual volume of telephone usage is equal to at least $240,000 for a period of three years. If the Company fails to meet the minimum usage requirement, the discount will be forfeited. The discount credit balance as of June 30, 1997 is $54,644. The Company renegotiated this contract during the current quarter and as a result this discount became earned and was recognized during this period.

10 . INCOME TAXES

The Company had no provision for income taxes at September 30, 1997 and 1996.

There are no reconciling items between the statutory U.S. federal rate and effective rates for the quarters ended September 30, 1997 and 1996.

At September 30, 1997, Interline has a net operating loss carryforward totaling approximately $880,000 that may be offset against future taxable income. If not used, the carryforward will expire in 2011.

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

13. SUBSEQUENT EVENTS

Subsequent to the end of the September 30,1997 quarter, the Company raised an additional $100,000 through short-term borrowings from an existing shareholder/noteholder. The prior credit card processor also released approximately $50,000 from the escrow reserve being held as security. The Company is also in negotiations with an Underwriter to provide for a $500,000 bridge loan pending a public offering to raise approximately $4,900,000 before discounts and offering fees. The Company anticipates that the bridge loan will be completed before the end of October, 1997 and the offering will be finalized prior to the end of December, 1997. In connection with the bridge financing, the Company is offering the noteholders the right to purchase up to 500,000 shares of stock at a price of $0.0001 per share. If the bridge loan is consummated the Company will have a charge against earnings for the difference in the fair market value of the stock and the discounted value offered to the noteholders.

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

A summary of the status of the Company's outstanding stock options as of September 30, 1997 is presented below:


       Outstanding Options                         Exercisable Options
       -------------------                         -------------------

                           Weighted-
                             Average
Range of        Number     Remaining       Weighted-       Number      Weighted-
Exercise   Outstanding   Contractual         Average  Exercisable        Average
  Prices       9/30/97          Life  Exercise Price   at 9/30/97 Exercise Price
  ------  ------------  ------------ ---------------  ----------- --------------

   $1.00     1,014,466       4 years           $ .94    1,014,466          $ .94
    1.00       361,000       4 years            1.00      101,667           1.00
    1.00       449,000       4 years            1.00      110,000           1.00
                                                          -------
             1,824,466                                  1,226,133
             =========                                  =========

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

Financial Condition and Changes in Financial Condition

The Company had a negative working capital of $828,743 as of September 30,1997, as compared to a negative working capital of $1,101,503 at September 30, 1996. The primary causes for this large deficit in working capital was the loss from operations of $452,240 for the twelve month interim period from September 1996 to September 1997 and monthly debt service that has reached approximately $20,000 per month. The Company ended the third quarter with $2,612,066 in current liabilities as compared to $2,338,633 for the prior year comparable quarter. This was a result of not being able to generate enough cash funds during the year to adequately sustain the acquisitions and management's intent to grow sales through increasing the number of publications, size, distribution and quality of the magazine. The largest components of current liabilities are accounts payable of $343,434 (of which $277,171 are greater than 90 days past due); accrued expenses and negative cash balances of $482,964; current portion of notes payable of $337,339, and deferred revenues relating to hotels, cruises and tours and magazine subscriptions of $1,448,329. A large portion of accounts payable are made up of amounts due for telephone services and the publication of the magazine. The Company has been diligently working with its primary vendors to work out payment schedules. During the quarter ended September, 30, 1997, one of the Company's vendors agreed to convert to notes payable. Accrued expenses of $482,964 are comprised mainly of payroll, vacation, commissions, note interest , negative cash balances, and general administrative expenses. Deferred revenues for hotels and cruises represent the moneys received from passengers that are deferred for revenue recognition purposes until the passenger has completed travel. These deferred liabilities are very short-term in nature due to the short time frame between booking the reservation and the travel date. Amounts deferred for hotels were $501,754 and for cruises $827,581 at September 30, 1997. Deferred subscription revenue of $118,994 represents subscription moneys received but not earned at quarter end. Magazine subscriptions are normally paid in full in advance for the one- or two-year subscription period. Revenue is earned on a prorata basis as the magazines are printed and shipped to the subscribers.

  Total notes payable of $1,140,818 are detailed in Note 7 of the financial statements. The holder of the acquisition notes agreed to a substantially discounted payoff on these notes in April, 1997. The Company completely extinguished this debt through the payment of $75,000 in cash in April, 1997. The discount amounted to a reduction of $224,792 in the debt balance with the offset being a reduction in the amount of goodwill created in the acquisition. The Company obtained an additional $500,000 in financing during the prior quarter through the issuance of convertible debentures due April, 2000. These debentures bear a 7% annual interest rate due on each anniversary. The Company may pay the interest due with shares of the Company's common stock at the rate of one share for each $0.50 of interest due. The holders of the debentures may convert the unpaid principal into shares of the Company's common stock at a conversion price of $0.25 per share. These debentures also carry warrants which allows for the purchase of 1,000,000 of the Company's common stock at a exercise price of $1.00 per share. During the quarter, the Company also negotiated with one printing vendor that allowed for the conversion of an accounts payable into notes payable of over the next 12 months. The Company also renegotiated one of the existing notes whereby the holder loaned an additional $80,000 to the Company to use for publishing one issue of the magazine. Of the total of $1,140,818 in notes, the current portion amounts to $337,339 and the long term portion equals $803,480. Included in other liabilities of the previous quarter besides the long term debt was a deferred discount of $54,644 that was received as a service discount from the Company's long distance telephone carrier in 1996 upon the execution of a long term agreement. The agreement required the Company to use a minimum of $240,000 in annual long distance services for a period of three years. If the Company failed to utilize the required minimum usage, the discount will be forfeited. The Company renegotiated this agreement during the current quarter and the deferred discount was forgiven and became fully earned.

The Company had $2,239,574 in total assets at September 30, 1997 compared to assets of $1,915,169 at the end of September 30, 1996. Substantially all of the balance in the cash account of $190,870 consist of a escrow deposits required by the Company's previous and current banks as a reserve for Visa/Mastercard credit card processing. The Company has ceased processing Visa/Mastercard charges through this processor. The previous processor will return all unused escrow funds to the Company by May, 1998. The Company has had a history of minimal chargebacks. The Company has contracted with a another credit card processor as of July 1, 1997, to continue credit card processing. The new processor is requiring a six month rolling reserve of 5% of monthly credit card receipts. Approximately 70% of the Company's hotel and resort sales are generated through credit cards. The accounts receivable of $76,254 is comprised primarily of advertising revenue from vendors that advertised in the magazine and updates. Prepaid tour cost and prepaid cruise cost of $575,744 and $810,321, respectfully, represent funds paid to hotels and cruise lines as of September, 1997, for travel dates that occur after that date. These prepaid items relate directly to the previously discussed deferred revenues and are also very short-term in nature. Goodwill consist of the excess of purchase price over net assets acquired during the aforementioned acquisitions. However, goodwill associated with the cruise and magazine divisions was reduced by $224,963 during the quarter due to a reduced lump sum settlement of the notes due the prior owner of these entities.

Results of Operations

Overall Operating Results

The Company had net income for the quarter ended September 30, 1997 of $72,779 as compared to a loss of $55,103 for the previous six months of 1997. The primary cause for the third quarter gain was an increase in sales of $224,069 over the previous quarter as well as recognizing the deferred discount from the long distance carrier. The Company also repriced the hotel rooms it purchases from IMS in accordance with the Inventory Marketing Agreement ( See Note 7 Due to Affiliate of the financial statements). The Company had previously estimated the cost of these room purchases until adequate data was available in order to properly cost out this contractual agreement. The result of the recalculation was that the Company had overpaid IMS approximately $159,000 for the purchase of these utilized hotel rooms and therefore had overstated cost of good sold. The Company has changed the room cost in the reservation system for future purchases. The following schedule reflects the effects of this repricing applied to the periods in which incurred:


                      Quarterly        Adjustment    Allocation of     Quarterly
                      Net Income    for Reduction   cost Reduction    Net Income
                      (Loss)           of cost on        to Period        (Loss)
                      as Reported  Repriced Rooms         Incurred   as Adjusted
                   -------------------------------------------------------------

March 31, 1996         ($163,546)                           18,353     $145,193)
June 30, 1996            $11,316                            15,383       26,699
September 30, 1996      (250,509)                           17,439     (233,070)
December 31, 1996       (469,916)                            8,418     (461,498)
                   -------------------------------------------------------------
Total 1996              $872,655)              $0          $59,593    ($813,062)
                   =============================================================

March 31, 1997          ($75,323)                           26,933     ($48,390)
June 30, 1997             20,220                            34,148       54,368
September 30, 1997        72,779         (159,835)          39,161      (47,895)
                   -------------------------------------------------------------
Total 9 Months 1997      $17,676        ($159,835)        $100,242     ($41,917)
                   =============================================================

Total Adjustment                         (159,835)         159,835

  For the nine months ended September 30, 1997 the Company had a net loss of $41,917 as adjusted for the above repricing as compared to a net loss $351,564 for the comparable period of 1996. The decreased loss in 1997 is the result of an increase in sales of approximately $1,100,000 over the 1996 period as well a reduction in operating expenses of approximately $245,000 over the same period. The increase in sales is primarily attributed to repeat customer sales, a larger property portfolio and an additional year of experience in the cruise market.. The funding of the magazine publications has come primarily from funding provided by the debt instruments mentioned previously. Management also set a goal in the latter part of 1996 of increasing sales through increasing the size, quality and distribution of the magazine. The magazine's production schedule was increased to every two months as opposed to every three months before the Company's acquisition. The magazine also produces an update brochure promoting hotel and cruise specials in the months in which the magazine is not produced. Management believes that increased circulation will increase the value of the publications to both advertisers and subscribers. The Company intends for the magazine division to increase both advertising and subscription revenue to the point where this division will at least break even in 1998.

Revenue

Gross revenue for the quarter ended September 30, 1997, was $3,607,327 an increase of $224,069 over the June, 1997 quarter revenues of $3,383,258. Hotel sales decreased 16% for the September, 1997 quarter from $1,324,238 for the June quarter to $1,105,218 for the current quarter. This decrease in hotel sales was primarily caused by the unavailability of rooms during the quarter at one of the Company's primary resort locations (Cancun). However, the marketing department has substantially increased the number of available properties to sell to the interline market during the year. Gross cruise and tour revenue equaled $2,317,601 for the 1997 September quarter, an increase of $364,983 over the second quarter. The Company recognizes hotel and cruise revenues on a "booked, paid, traveled" basis, (i.e. revenue is not earned until the passenger has completed travel).

Gross revenue for the nine months ended September 30, 1997 increased $1,086,623 over the comparable nine months of 1996. Cruise and tour revenues accounted for $955,610 of this increase while hotels increased $86,949 over this time frame. These increases are also attributable to an increased presence in the marketplace.

Cost of Goods Sold

Hotel cost has been restated in the following schedule to reflect the effects of repricing of the IMS rooms aforementioned:

                                         Adjustment
                                                for
                         Hotel             Reduction       Allocation
                       Revenue     Hotel     of cost          of cost   Adjusted
                            As   Cost as on Repriced     Reduction to       Room
                      Reported  Reported       Rooms  Period Incurred       Cost
                    ------------------------------------------------------------

March 31, 1996        $915,177   710,827                     (18,353)   $692,474
June 30, 1996        1,264,958   963,240                     (15,383)    947,857
September 30, 1996   1,206,751   933,536                     (17,439)    916,097
December 31, 1996      862,568   665,949                      (8,418)    657,531
                    ------------------------------------------------------------
Total 1996          $4,249,454 3,273,552          $0        ($59,593) $3,213,959
                    ============================================================

March 31, 1997      $1,044,379   813,848                     (26,933)   $786,915
June 30, 1997        1,324,238 1,018,773                     (34,148)    984,625
September 30, 1997   1,105,218   687,600        159,835      (39,161)    808,274
                    ------------------------------------------------------------
Total 9 Months 1997 $3,473,835 2,520,221       $159,835    ($100,242) $2,579,814
                    ============================================================

Total Adjustment                               159,835     (159,835)

The hotel division had adjusted cost of sales of $808,274 on sales of $1,105,218 for the current quarter producing a gross margin of $296,944, or 26.8% of sales. The comparable second quarter hotel cost of sales were $984,625 generating a gross margin of $339,613, or 25.6% on sales of $1,324,238. The cruise division generated a gross margin of $239,322 or 10.3% on sales of $2,317,601 for the quarter ended September 30, 1997. This compares to the prior quarterly margin of $232,362 or 11.9% on sales of $1,952,618. Average margins on cruises can range from 10% to 18% depending on cruise line space availability.

The adjusted margin for hotel sales for the nine months ended September 30, 1997, was $894,021 or 25.7% of sales. Cruise and tour gross margin for the same period was $643,749 or 11.3% of sales. The comparable 1996 margin for hotels was $830,458 or 24.5% of hotel sales. Cruises in 1996 produced a $599,648 margin or 12.5% of sales. The larger 1996 cruise margin percentage was the result of one unusual underbooked cruise in June 1996 that the Company contracted with that was able to produce a margin of approximately $84,000 on sales of approximately $110,000.

Operating Expenses

Operating expenses for the quarter ended September 30, 1997 were $622,744 as compared to $436,573 for the second quarter. The increase was caused by of increased computer programming cost for modifications to the reservation system, commissions incurred for the relatively new Germany and Canada operations which receive 60% of the margins on their production ( but they bear all of their own operating costs), an increase of 1% in the discount fee charged by the new credit card processor , increased travel to industry trade and vendor meetings , and increased expenses associated with disseminating advertising material to the airline employees such as the weekly fax outs, the one time printing of the Germany Guide and the Suntrust brochure. The Suntrust brochure was a concept where the Company agreed with Suntrust bank to market selected Company properties to the credit card holders of the bank. The project was abandoned after a poor response rate. Contracts were negotiated during the year with separate travel operators in Germany and Canada where they are able to sell the Company's properties to their respective markets. These operations are expected to significantly increase Company sales over time. The Company is in the process of negotiating with similar operators in Mexico and Japan for similar agreements. The largest expense item for the Company is wages which equaled $803,436 for the nine months ended September 30, 1997 as compared to $913,837 for the previous year a decrease of $110,401. The Company reduced salary expenses as of January 1, 1997 through the reduction of personnel and attrition. Another major expense area is management fees. Airfair entered into a management agreement with BEI and IMS effective March 1, 1996. Under this agreement, BEI permits Airfair to use office space and certain equipment leased by BEI, and BEI and IMS provide Airfair insurance, payroll services, office supplies and other minor office services. IMS and BEI charge Airfair a management fee equal to 0.5% of Airfair's gross revenue per month for these services. In addition, pursuant to the terms of the management agreement, IMS, BEI, and Airfair agreed that Airfair would reimburse BEI for a portion of the direct payroll expenses of certain members of management who serve BEI, IMS, and Airfair (the "Shared Management Members"). The proportion is intended to correspond with the amount of time expended by the Shared Management Members on the business matters of Airfair. These management fees and the payroll reimbursements for Shared Management Members totaled $168,419 for the nine months ended September 30, 1997, as compared to a $15,975 for the nine months of 1996.. Prior to the management agreement, all general and administrative expenses of BEI were allocated to Airfair and IMS on a ratio basis. In February 1996, BEI incurred a large one-time gain which exceeded its expenses. As such, both Airfair and IMS were the beneficiaries of an expense credit for that month. Airfair's portion of that allocation was a credit of approximately $142,000.

Liquidity and Capital Resources

The Company has a significant accumulated deficit and the Company's auditors for fiscal year 1996 included in their audit opinions a qualification regarding the Company's ability to continue as a going concern. Historically, the Company has had insufficient cash reserves to satisfactorily implement its business strategy and otherwise operate effectively. This has forced the Company to publish and distribute its information on an inconsistent basis, defer payment of certain expenses and otherwise limit its efforts to promote sales growth. As most travel by interliners takes place when there are empty seats on airlines, travel volume tends to decrease when the retail travel industry experiences high traffic volume. Accordingly, generally high retail travel volumes from the middle of November through January usually results in low interline travel volume. As a result the Company normally sees much lower travel sales during the fourth quarter of the year and their can be no assurances that the Company will be able to generate an operating profit for the quarter.

Since Airfair's inception, it has financed its business growth through internally generated revenue, borrowings from its former sole stockholder, BEI, and borrowings from new stockholders subsequent to its spin-off from BEI. In September, 1996, the Company borrowed $400,000 from seven shareholders ("bridge loans") that were collateralized with 130,868 shares of equity securities that are owned by BEI. BEI executed a Security Pledge Agreement in favor of the lenders. In November, 1996, the Company initiated a private placement to qualified investors and offered up to 2,000,000 shares of its common stock at a price of $1.00 per share. The Company has not raised any funds through this offering as of this filing. Thereafter, management has taken a different strategy in raising and conserving funds needed for operations in 1997 and thereafter. Since January 1, 1997, management has reduced expenses by approximately $27,000 per month through a reduction in nonessential personnel, changing to a lower priced package delivery service, obtaining more services such as small printing jobs on a trade basis and reducing any other expenses that are not considered absolutely necessary to the ongoing needs of the operation.

During the prior quarter, the Company raised funds through additional long-term borrowings. The bridge loans were restructured in a transaction whereby the loanholders agreed to the release of the pledged equity securities in exchange for the following: (1) payment of all accrued interest through April 10, 1997, which was paid in the amount of approximately $29,000, (2) the loan broker received a fee of $20,000, (3) 40,000 Company common stock warrants were issued to the loan broker and 20,000 stock warrants were issued to a principal of the loan broker, all exercisable at $1.00 per share, (4) the bridge loans were converted to 3-year notes bearing 12% annual interest , with principal and interest payable monthly, beginning in May, 1997, the outstanding principal balance is convertible (at note holders' option) into Company common stock at $.50 per share, and no prepayment penalties. Also in April and May, 1997, the Company raised an additional $500,000 from ten investors through the issuance of three-year convertible debentures. The debentures carry an annual interest rate of 7%. Interest and principal are due and payable in annual installments on each anniversary. At the option of the Company, interest payments due prior to the maturity date may be made in shares of common stock of the Company at the rate one share for each $0.50 of interest accrued and payable. The debenture holder has the right at any time prior to maturity to convert all or any portion of the then outstanding principal balance into fully paid and non-assessable shares of common stock of the Company at a conversion price of $0.25 per share of such outstanding principal amount, subject to adjustment from time to time as provided for in the debenture.

The Company also extinguished (in April, 1997) the $299,963 of notes payable that were incurred in connection with the acquisition of the cruise and magazine division for a cash settlement of $75,000 (See Financial Condition and Changes in Financial Condition above). During the previous quarter, the Company also negotiated the conversion of five accounts payable vendors into notes payable with various terms and conditions ( see Note 7 to the financial statements ). The remaining unpaid balance of these vendor notes was $121,933 at September 30,1997. During the current quarter, the Company borrowed an additional $80,000 from one of its existing noteholders. This note was repaid subsequent to the end of the quarter. Management has and is continuing to negotiate with its accounts payable vendors in order to work out acceptable payment schedules for all parties.

As a result of the transactions described in the preceding paragraph, management believes that its existing working capital levels, supplemented by cash expected to be generated by existing operations and cash generated through stock sales or other financing arrangements, will be sufficient to fund the Company's needs over the foreseeable future. The Company is the process of securing a $500,000 bridge loan with an anticipated October 1997 closing date. These funds will be utilized for publications, operating expenses and some offering expenses in anticipation of a public offering prior to the end of 1997. In conjunction with this bridge loan ( Private Placement ) the noteholders will be granted the right to purchase up to 500,000 shares of common stock of the Company at a purchase price if $0.0001 per share. Upon consummation of the purchase of these shares, the Company will be required to take a charge against earnings for the difference between the estimated fair market value of the shares and the price charged the noteholders. The Company currently anticipates that the charge will be approximately $250,000 based on the difference between the option price offered recent convertible noteholders and the purchase price offered the bridge noteholders. Such charge will also reduce net income applicable to Common Stock and, accordingly, reduce earnings per share in the period the purchase is consummated. Management's belief is based on a number of assumptions including, without limitation, that increased gross sales will result from increased distribution (both in terms of frequency and number of issues) of the Company's publications and that the Company can continue to operate effectively at reduced levels of operating expenses. There can be no assurance that the foregoing assumptions and the other assumptions relied upon by management will prove accurate and any such inaccuracy may cause the Company to need working capital. Moreover, there are no assurances that the Company will be able to procure any such capital should it be needed and any such inability may have an adverse effect on the Company's business, financial condition and future operating results.

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


 (Registrant)  Grand Adventures Tour & Travel Publishing Corporation

Date November 3,1997  By  /s/  Joseph S. Juba
     ---------------
            Joseph S. Juba,  President/ Chief Operating Officer

Date November 3, 1997 By  /s/  Darrell W. Barker
     ----------------
            Darrell W. Barker,  Chief Financial Officer

Date November 3, 1997 By  /s/  Matthew O'Hayer
     ----------------
             Matthew O'Hayer,  Chairman of the Board and Chief Executive Officer