Form 10KSB40
period 1997-12-31
GRAND ADVENTURES TOUR & TRAVEL PUBLISHING CORP
filed 1998-04-16
CIK 791958

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                      COMMISSION FILE NUMBER   33-4734-D
                                               ---------
             GRAND ADVENTURES TOUR & TRAVEL PUBLISHING CORPORATION
                       (FORMERLY RILEY INVESTMENTS, INC.)
                       ----------------------------------

               (Exact name of registrant as specified in charter)


                    OREGON                                     93-0950786
                    ------                                     ----------
       (State or other jurisdiction of                      (I.R.S. Employer
        incorporation or organization)                     Identification No.)

211 EAST 7th STREET, 11th FLOOR, AUSTIN, TEXAS                    78701
----------------------------------------------                    -----
   (Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code                (512) 391-2000
                                                                  --------------
          Securities registered pursuant to section 12(b) of the Act:

       Title of Class                Name of each exchange on which registered
            NONE                                     NONE
            ----                                     ----


           Securities registered pursuant to section 12(g) of the Act:
                                      NONE
                                      ----
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.            Yes  X  No
                     ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part 10-KSB or any amendment to this
Form 10-KSB.   {X}

State issuer's revenues for its most recent fiscal year: $12,772,195.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of a specified date within the past 60 days: As of April 7, 1998, the aggregate market price of the voting stock held by non-affiliates was approximately $10,139,250.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 7, 1998, the Company had outstanding 3,021,412 shares of its common stock, par value $0.0001.

                     Transitional Small Business Disclosure
                     Format (Check one):     Yes      No  X
                                  ---     ---
                 Page 1 of _____ consecutively numbered pages.
                     Exhibit index appears on page ______.

                               TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                                    PAGE
-----------------------                                                    ----
PART I                                                                        -

  ITEM 1.  DESCRIPTION OF BUSINESS                                            -
  ITEM 2.  DESCRIPTION OF PROPERTY                                            -
  ITEM 3.  LEGAL PROCEEDINGS                                                  -
  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
           SECURITY HOLDERS                                                   -

PART II                                                                       -

  ITEM 5.  MARKET FOR REGISTRANTS COMMON EQUITY AND
           RELATED STOCKHOLDER MATTERS                                        -
  ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION OR PLAN OF OPERATION                           -
  ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                        -
  ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE                             -

PART III                                                                      -

  ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
           CONTROL PERSONS: COMPLIANCE WITH SECTION 16(a)
           OF THE EXCHANGE ACT                                                -
  ITEM 10. EXECUTIVE COMPENSATION                                             -
  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
           OWNERS AND MANAGEMENT                                              -
  ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                     -
  ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K                                   -

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

     THE OFFERING

       The Company completed a public offering (the "Offering") of 1,200,000 shares of its common stock on February 5, 1998 (subsequent to the 1997 year end financials included in this report), at an offering price of $5.00 per share. The net proceeds to the Company were $5,230,000. In anticipation of the Offering, a majority of the Company's shareholders approved a 1 for 7 reverse stock split of the Company's common stock effective December 17, 1997 (the "Reverse Stock Split"). The Company filed a Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, with the Securities and Exchange Commission (the "Commission") with respect to the Offering. For further information, reference is made to the Registration Statement and amendments thereof and to the exhibits thereto, which are available for inspection without charge at the office of the Commission at 450 Fifth Street, N.W., Washington, D.C. 20549. Copies of the Registration Statement may be obtained from the Commission at prescribed rates.

  The Company is publicly held and traded and files annual and other periodic reports pursuant to the requirements of the Securities Exchange Act of 1934, as amended, and such reports and other information filed by the Company may be inspected and copied at the public reference facilities of the Commission in Washington, D.C., and can be obtained from the Public Reference Section of the Commission, 450 Fifth Street, N.W., Washington, D.C. 20549, at prescribed rates. The Commission maintains a website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the Commission at http://www.sec.gov.

  The mailing address of the Company's principal executive offices is 211 East 7th Street, 11th Floor, Austin, Texas 78701, and its telephone number is (512) 391-2000.

  BUSINESS OF ISSUER

  The Company serves a portion of the travel industry known as "interliners" through two divisions operated within its wholly-owned subsidiary. Interliners are the active employees and retirees of the airline industry, who may fly on many carriers for free or at a very significantly reduced fare, along with their families and the friends to whom they pass along their allotments of no-cost or low-cost flying privileges. One division (the "Publishing Division") publishes a magazine and other promotional material directed at the interline market, see "THE BUSINESS -- The Publishing Division," infra, and the other (the "Marketing Division") offers travel accommodations to interliners. See "THE BUSINESS -- The Marketing Division," infra. Primarily because interliners have a high propensity to travel at the last minute or during off-peak periods when "stand-by" space is available at hotels and resorts and on cruise ships, interliners are generally able to procure hotel or resort accommodations in destination locations, cabins on cruise ships and other travel products at rates representing a courtesy discount of up to 50% off of established rates. The discount is available because the travel industry views interline bookings as incremental or marginal revenue that supplements normal marketing revenue. A principal characteristic of the interline travel industry is that interliners are generally unaware of the many opportunities, discounts and specials that are available to them at any given time. The industry that exists to service the interline market is highly fragmented, generally consisting of small operators serving the market either as an adjunct to a retail tour operation or by concentrating on an extremely narrow segment. There are a handful of major interline companies that are established and offer relatively broad service, yet none of these operations could be considered to have a dominant position.

  THE PUBLISHING DIVISION

The Products

  The Publishing Division produces, publishes and distributes Interline Adventures (formerly Airfair Magazine), a 27- year-old, 4-color, 120 plus-page, bi-monthly magazine, Interline Adventures (the "Magazine") provides general travel editorial coverage and, in a section known as the Interline Vacation Guide, a significant focus on cruise and tour opportunities for interliners.
The Publishing Division attempts to supplement and update the Magazine's information on product availability via a smaller, 4-color, publication called "Interline Update," which is also published bi-monthly. The Magazine, the Update and all other Company market material are hereinafter referred to as the "Publications."

  The Publications serve as the primary marketing channel for the Marketing Division, which advertises its products and services therein. In addition, the Magazine provides an advertising outlet for the cruise lines, hotels and resorts frequented by the Company's clients, generating revenue which subsidizes the Company's marketing effort.

  The Publishing Division currently sends approximately 15,000 copies of the Magazine to subscribers, mails up to another 80,000 to past customers on a promotional basis, and distributes up to 20,000 more copies through the Company's airline representatives. Copies of the Magazine not delivered directly to subscribers, as well as updates and other Company publications are placed in airport areas and rooms reserved for and frequented by airline employees (hereinafter referred to as "Employee Areas"). Among these areas and rooms are employee break rooms, reservation and office areas, and "pass bureaus." "Pass bureaus" are offices maintained by each airline in an attempt to facilitate employee travel on other airlines -- i.e., a Continental employee wishing to make travel arrangements on American Airlines may utilize the services of Continental's pass bureau. Airlines generally establish a pass bureau in their "hub airports."

Marketing

  The Magazine derives revenue from sales of subscriptions to interliners and sales of advertising to hotels, resorts, cruise lines and other service providers located at or leaving from destination locations.

  The Magazine is marketed to potential subscribers and to existing subscribers by subscription renewals and through advertising and promotions. Advertising and subscription cards are placed within the brochures distributed by the Marketing Division to Employee Areas. Complimentary copies of the Magazine are mailed to selected interliners who have previously made purchases from the Marketing Division. Additionally, groups of individuals are being invited to subscribe to the magazine on a complementary basis. These groups are being invited in cooperation with the airlines and with organizations affiliated with the airlines. This effort is one of the measures the Company has undertaken in an attempt to shift its distribution strategy to that of substantially a "controlled circulation" publication.

  The Company anticipates that an increase in the size of the Company's mailing distribution will increase both the rates the Publishing Division can charge for advertising within the Magazine and the number of customers within the Marketing Division's customer base.

  Advertising space within the Magazine is marketed to hotels, resorts, cruise lines and tour operators through direct telemarketing and distribution of media kits to the advertisers and, on a selective basis, to agencies representing the advertisers. Although many advertisers are hotels, resorts, cruise lines, and tour operators who have rate agreements with the Marketing Division, and their advertisements display the phone number of the Marketing Division, the Magazine also sells advertising space to interline operators which have no agreement or arrangement with the Marketing Division. The Company has attempted to pursue both advertisers that are adjuncts to the interline travel industry, such as luggage manufacturers, and those that have no connection to the travel industry, but the subscription base and total distribution base of the Magazine has discouraged such advertisers. The Company offers many advertisers the opportunity to purchase advertising space within the Magazine in exchange for rooms in hotels, resort accommodations and cruise cabins, which it then re-markets for cash at an additional profit. See "The Marketing Division," infra.

  Advertisers generally, and in particular advertisers who do not have rate agreements with the Marketing Division, focus on subscriber base and total distribution of publications in determining both in which publications to place advertising and how much to pay for advertising space. To date the subscription base and total distribution of the Magazine has been too small to attract significant advertising sales. However, the Company's new "controlled circulation" subscription policy should provide the Company with a sufficient circulation basis for effective sales of advertising to non-travel related entities.

Competition

  The Magazine competes with other publications for readership and for advertisers' patronage. Most information available to interline travelers consists of brochures distributed by other interline companies, hotel and resort operators, cruise lines and escorted tour operators. The Magazine is the only four color publication available which is updated and published six times annually. Within the interline segment, the Magazine has one primary competitor, the ASU Travel Guide -- a 400-page guide, published quarterly, with the look and feel of a paperback novel. It competes with the Magazine for advertisements targeting interliners. The ASU Travel Guide has been published successfully for a number of years and enjoys widespread circulation. The Company hopes to compete for advertising sales by increasing distribution and offering to accept room nights or other travel accommodations as payment from some advertisers.

Sources of Materials

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

  THE MARKETING DIVISION

The Products

  The Marketing Division, under the name "Interline TravelReps," provides hotel and resort accommodations (comprised of rooms or vacation packages consisting of some combination of rooms, meals and services) and cabins on cruises and seats on escorted tours. The hotel and resort accommodations offered by the Marketing Division are located in North and South America and Europe, with access to properties throughout the world and a particular focus on accommodations in Mexico and the Caribbean. The Marketing Division offers space on cruises and escorted tours and offers cruises on 27 lines with over 100 ships in various worldwide destinations and a wide variety of escorted tours, primarily to England, Europe and Africa. Cruise lines and escorted tour operators typically limit the interline companies that market their products or commodities to those which have a demonstrated ability to effectively serve interline travelers. The Company is permitted to market all of the major cruise lines serving the interline market. The Company maintains an office in Boca Raton, Florida, in order to facilitate its relations with the substantial number of cruise lines that are located in that area. Retention of the ability to sell cruise cabins to the interline market is key to the continued success of the Company's and is subject to the continued satisfaction of the cruise lines with the Company's service.

  The Marketing Division markets its hotel and resort rooms and packages, cruises, and escorted tour products through advertisements within the Magazine, but also advertises in the magazines and newsletters published by or for a given airline's employees and distributes brochures and flyers into airline Employee Areas. The Marketing Division has a network of more than 500 current and former airline employees who distribute the Publications in airport Employee Areas throughout the United States, Canada, the United Kingdom and western Europe. The Marketing Division's other significant marketing tools are its reservation center and the reservation agents there who answer phone calls placed by interliners in response to the Marketing Division's promotional activities.

  The amount charged to the interline customer is established and published in the Magazine and the other Publications and is quoted over the phone by the Marketing Division's reservation specialists. The Company believes that the market for interline products is very price sensitive and attempts to determine prices with an awareness to this price sensitivity. The Marketing Division works with all major cruise lines, and no single line accounted for more than 10% of its $6.3 million in sales in 1996. For the year ended December 31, 1997, sales of cruises and escorted tours totaled $7.9 million.

Seasonality

  As already noted, when airlines operate at nearly full capacity, interline travel decreases -- as a consequence of the airlines having fewer open seats for airline travelers to occupy, airline employees having less time for leisure travel and, possibly, full occupancy rates at destinations frequented by retail travelers during these traditional holiday periods. While the most dramatic events that lead to full capacities (labor issues, airline failures and similar occurrences) have happened infrequently, airlines usually operate at high capacities during the holiday season -- from the middle of November through the middle of January. The Marketing Division and the rest of the interline industry has found that very few of its interline customers travel during this period and, since the Company does not recognize income until a customer travels, the Company's income during this eight-week period is substantially lower than the income during the remainder of the year.

  The Company has found that, although actual travel is reduced during the holiday season, reservation activity is not reduced -- presumably the airline employees recognize the demands on their time during the holiday season and plan to vacation after it. Management has taken a number of steps in an attempt to address this seasonality, including the implementation of special promotional campaigns and the procurement of a substantial supply of travel accommodations at locations not traditionally frequented by holiday travelers. The promotional campaigns have met with mixed success and management believes that further refinement of this strategy will produce more uniform success. There can be no assurance that this seasonality will not have a material adverse effect on the Company or the Company's financial condition.

Sources of Supply

  The Marketing Division primarily procures its supply of hotel and resort accommodations, cruise ship cabins, and tour reservations directly from the operators of those businesses. The Marketing Division negotiates the prices, terms and, in some cases, availability of hotel and resort accommodations over the telephone or via facsimile machines and, occasionally, at industry conferences where hotel and resort operators within a given region meet with both interline companies and travel wholesalers (which typically buy blocks of hotel rooms or resort accommodations and resell them to travel agencies). With the exception of instances where the Company is able to procure a more favorable rate as a result of volume guaranties or aggressive negotiations, the Marketing Division usually procures the interline rate quoted by a given hotel or resort operator to all interline operators. In contrast to hotel and resort operators, most cruise lines and tour operators pay a commission based on a pre-determined price to the interline customer.

  On a limited basis, the Marketing Division may also acquire access to travel accommodations through dollar denominated non-cash arrangements. Most typically, the Company provides advertising in the Magazine for room nights and such room nights are then marketed to interline customers. No assurances can be given that such non-cash transactions will yield a significant supply of travel products for sale by the Marketing Division. In addition to these direct non-cash transactions, the Company was a party to a marketing agreement with Inventory Merchandising Services, Inc. ("IMS"), a subsidiary of BEI Holdings, Inc., pursuant to which IMS has agreed to permit the Marketing Division, on an exclusive basis, to sell travel accommodations which IMS acquires through barter transactions. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS." The Company terminated this agreement as of January 31, 1998.

  The Company's supply of travel products within a given travel destination, whether offered by a given service provider or offered by a number of providers, is often contingent upon the availability of excess supply of such accommodations. Travel providers who cannot anticipate the existence of future excess capacity, and therefore unwilling to surrender the possibility of selling rooms at retail prices, are typically unwilling to provide interline companies with commitments for available space more than two-to-three weeks in advance of a given travel date. Some travel providers, who are able to anticipate the existence of future excess capacity, are able and desire to provide the Company with committed availability for a given number of room nights or cruise berths in an attempt to maximize their occupancy rates and marginal revenues. Management of the Company believes that hotels operate at occupancy rates of approximately 70%, although hotels in certain markets, and hotels within almost any market over a given period, can experience higher occupancy rates, thereby limiting the space available for sale by interline companies. Although the Company has encountered a shortage of travel accommodations in a given market only infrequently, the Company is aware of the possibility that a substantial growth in its interline customer base may produce a demand for interline travel accommodations in excess of the Company's available supply. Cruise lines operate at substantially higher occupancy rates and attain these rates by offering discounts on cruises where a lack of demand, and therefore the existence of excess capacity, is anticipated. The Company is offered these discounts with other retail and interline cruise marketers. The Company believes that there is substantial excess capacity, both in the market for interline products generally and in particular destinations, which is not currently made available to the Company for inclusion within its product line and that, as the Company's interline customer base grows, the Company will be positioned to augment its product offerings to satisfy any increase in demand or, alternatively, to offer products which are reasonable substitutes for products which are not available. The Company's future success and ability to meet its growth objectives may depend on its ability to procure additional and more certain supplies of travel products in sufficient quantities to satisfy the demands of its customer base.

Customer Loyalty Program

  The Company's management has implemented several product features in an attempt to improve its products and differentiate them from the products and services of competitors. In doing so, the Company has attempted to specifically tailor the products offered to the needs and concerns of interliners. In July 1996, the Company launched PERX, a customer loyalty/referral program designed to generate repeat travel business for the Marketing Division, as well as subscribers to the Magazine. Membership in PERX allows eligible interliners to receive points for each trip taken with the Marketing Division in a manner similar to the many frequent flyer/guest programs operated by airlines and hotels worldwide. In addition, PERX members receive points for travel by anyone they directly refer to the program. Points are redeemable for discounts and/or free trips. In July 1996, approximately 150,000 brochures containing an application for the PERX program were distributed. Although there is no enrollment fee for interliners who join PERX, the Company anticipates the following benefits from wide enrollment in PERX: (i) increase in the Company's share of the interline market, (ii) increase in the Magazine's circulation, enabling the Company to adjust advertising rates and underwrite the Magazine's production and distribution costs; (iii) creation of an enthusiastic sales team not requiring additional compensation; and (iv) establishment of a mailing list that will supplement the lists available through the Company's own records and may contain the names of recipients that might otherwise be reached only through more expensive channels (e.g., paid advertising). The Company's efforts to date, which have been severely limited by the Company's shortage of operating capital, have resulted in approximately 7,000 interline enrollees in the PERX program. The Company plans to use a portion of the proceeds of the Offering for increased marketing of the PERX program. No assurances can be given that sufficient numbers of interliners will enroll in PERX so as to permit the Company to realize any of the foregoing benefits.

Competition

  Management of the Company believes that competition within the interline industry is based on price, market visibility and the nature and variety of products and services offered. As most interline companies are quoted the same price by hotels, resorts, cruise lines and tour operators, price is not usually the basis for a competitive advantage. There are over 30 competitors in the interline travel industry. None are publicly held so reliable sales information is not available. However, two companies, Caesar's and Magellan, which have been in the travel business for more than 20 years, currently may have greater sales, resources, and management experience and depth than the Company and may be able to compete very effectively with them. The balance of the Company's competition is largely made up of smaller organizations formed by former airline employees and retail travel operators which view the interline market as merely a portion of their business. Most interline companies tend to focus on a specific destination (Mexico and the Caribbean, Ski Trips, etc.) or specific airline (e.g., only Continental). Others, like the Company, offer a more complete range of interline products and services.

     THE MERGER AND INTEGRATION OF OPERATION DIVISIONS

  Effective October 10, 1996, the Company, then operating as Riley Investments, Inc., acquired as a wholly-owned subsidiary, Airfair Publishing, Inc. ("Airfair"), an Austin, Texas based travel services group that consisted of the businesses that now comprise the Company's operations. The acquisition was accomplished by the merger (the "Merger") of a newly created, wholly-owned subsidiary of the Company with and into Airfair, which was the surviving corporation. The Merger was effected by the conversion of the issued and outstanding shares of common stock of Airfair (the "Airfair Stock") into new shares of common stock of the Company (the "Common Stock") on the basis of one share of Common Stock for each share of Airfair Stock issued and outstanding, or an aggregate of 9,125,000 shares of common stock, which represented approximately 96% of the common stock of the Company. As adjusted for the Reverse Stock Split, the number of shares of Common Stock issued to shareholders of Airfair totaled 1,303,572. Following the Merger, the executive officers and directors of Airfair, who were appointed to similar positions of the Company, and owned approximately 65% of the issued and outstanding Common Stock. To better reflect the nature of its business following the acquisition, Riley changed its name to Grand Adventures Tour & Travel Publishing Corporation.

  Airfair acquired its operation in two transactions -- in 1995 it acquired the bulk of its hotel and resort operations from a former Continental Airlines employee and in early 1996 it acquired the Magazine and the cruise and escorted tours operations. Since the date of these acquisitions, the Company has undertaken measures to integrate the hotel and resort operations with the cruise and escorted tour operations, to expand the scope and improve the quality of the Magazine, to enhance the products offered by the Marketing Division both in terms of products offered and customer services, and to upgrade the technical infrastructure underlying all of the Company's operations. Management believes that it has made substantial progress in all of these areas but such progress has yet to be reflected in tangible operating results and there can be no assurance that such tangible operating results will be forthcoming.

     OPERATIONS BEFORE THE MERGER

Before its activities under the name of Riley Investments, Inc., the Company was known as Pace Group International, Inc., and operated until November 1, 1995, through its then wholly-owned subsidiary, Pace International Research, Inc. ("PIR"), which globally marketed English language training programs developed by the Company's founder, Edwin T. Cornelius, Jr. Despite the proprietary nature of PIR's products, the then operating Company continually failed to generate net income. Since disposing of its operating subsidiary in late 1995, the Company has had no assets or operations until the Merger.

  RISK FACTORS

  RECENT OPERATING LOSSES

  The Company had net operating losses for each of the last 3 fiscal years (since its inception). See, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." Management believes that the capital infusion represented by the successful completion of the Offering will permit the Company to fully implement its business plan and achieve ongoing profitability, but there can be no assurances in this regard.

  BUSINESS SEASONALITY

  As most travel by interliners takes place during times when there are both empty seats on airlines and accommodations available at a given travel location, travel volume for the interline industry tends to decrease when the leisure travel industry generally, and airlines and cruise lines in particular, experience high traffic volume. Accordingly, generally high traffic volumes, together with a lack of available travel accommodations at traditionally popular travel destinations, have generally resulted in low interline traffic volumes from the middle of November through the middle of January. Management has taken a number of steps in an attempt to address the seasonality which confronts the Company, including the implementation of special promotional campaigns and the procurement of a substantial supply of travel accommodations at locations not traditionally frequented by holiday travelers. There can be no assurance that this seasonality will not have a material adverse effect on the Company or the Company's financial condition. See, "THE BUSINESS -- The Marketing Division -- Seasonality" and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

  COMPETITION

  The Company is aware of over 30 competitors in the interline travel industry, all of which are privately-held and for which no reliable sales information is available. Two of the companies, Caesar's and Magellan, have been in the travel business for over 20 years and have an established market presence and variety of products and services. In providing travel services, the Company believes that competition in the interline industry is based on price, market visibility and the nature and variety of products and services offered. The Company believes that it benefits from being able to offer a broad variety of products in a variety of destinations. The Company generally offers the prevailing interline discount rate. See "THE BUSINESS -- The Marketing Division -- Competition." In publishing the Magazine, the Company competes with the ASU Travel Guide, an approximately 400-page quarterly listing with a significant readership. The ASU Travel Guide is not affiliated with any reservation or travel firm providing the types of support services offered by the Company. Although the Company has designed its products and services and its expansion strategy with a view to operating in this competitive environment, there can be no assurance that the Company will be able to compete effectively or profitably. Many of the Company's competitors have significant management and financial resources and more established market niches than the Company. See "THE BUSINESS -- The Publishing Division -- Competition."


  RISKS ASSOCIATED WITH THE TRAVEL INDUSTRY; GENERAL ECONOMIC CONDITIONS

  The Company's results of operations will be dependent upon factors affecting the travel industry. The Company's revenues and earnings are especially sensitive to events that affect domestic and international air travel, cruise travel and resort hotels in Mexico and the Caribbean. A number of factors, most notably labor disturbances, but including political instability, armed hostilities, international terrorism, extreme weather conditions, a rise in fuel prices, a decline in the value of the U.S. dollar and excessive inflation, could result in an overall decline in demand for interline travel. These types of events could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, demand for the Company's travel services may be significantly related to the general level of economic activity and employment in the U.S. Therefore, any significant economic downturn or recession in the U.S. could have a material adverse effect on the Company's business, financial condition and results of operations.

RELIANCE ON SUPPLIERS

  Although the Company sells all of the major cruise lines serving the interline market, many of the cruise lines are part of holding company structures. Should one of these holding companies fail, the possible adverse effects on the Company would be twofold. First, the Company would be denied a significant supply of cruise berths to be sold to its interline travel customers. Second, the amount of overall supply in the cruise industry would be reduced, which would also reduce the amount of usual or "marginal" capacity available for sale to interlines. To date, during the Company's operations within the interline industry, no major cruise line operator has failed, making it difficult to estimate with precision the impact such failure would have on the Company's operation.


  DEPENDENCE UPON TECHNOLOGY

  The Company's business is dependent upon a number of different state-of-the-art information and telecommunication technologies to facilitate its access to information and manage a high volume of inbound and outbound calls. Any failure of this technology would have a material adverse effect on the Company's business, financial condition and results of operations. The Company is dependent upon certain third party vendors, including central reservation systems operators such as the SABRE Group, for access to certain information. Any failure of these systems or restricted access by the Company would have a material adverse effect on the Company's business, financial condition and results of operations. See, "ITEM 2. DESCRIPTION OF PROPERTY."


  POTENTIAL CONFLICTS OF INTEREST

  Certain of the officers and directors of the Company are also officers, directors and shareholders of BEI Holdings, Inc. ("BEI"). Until January 31, 1998, the Company and Airfair were parties to a Marketing Agreement pursuant to which the Company was permitted (i) to market travel accommodations held by a BEI subsidiary to its customers and (ii) to retain a portion of each sale of such accommodations as a commission. To date, the amount of such sales and such commissions have been immaterial and, although the Company believes that the commission to be retained by the Company was not less than the commission which would have been received from a third party, the Company has not obtained an independent appraisal of the fairness of such agreement. The Company has undertaken to not engage in transactions with affiliates on terms less favorable to the Company than might be received from independent third parties. See, "CERTAIN RELATIONSHIPS AND MATERIAL TRANSACTIONS."


  FUTURE ISSUANCES OF COMMON STOCK

  The Company has issued warrants entitling the holders thereof to acquire a total of 297,791 shares of Common Stock at a weighted average exercise price of $6.87. See, "MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS."



  SHARES ELIGIBLE FOR FUTURE SALE

  Future sales of shares of Common Stock by the Company or its existing stockholders, or the perception that such sales may occur, could adversely affect the market price of the Common Stock. Approximately 3,021,400 shares of Common Stock are outstanding. Of the outstanding shares, approximately 1,240,000 shares held by existing stockholders are tradeable without restriction. The remaining shares of Common Stock are "restricted securities" (the "Restricted Securities") within the meaning of Rule 144 under the Securities Act and may not be publicly resold, except in compliance with the registration requirements of the Securities Act or pursuant to an exemption from registration, including that provided by Rule 144 promulgated under the Securities Act. The Company believes that the holders of approximately 400,000 of the Restricted Securities have satisfied the one-year holding period mandated by Rule 144 and are capable of sale in accordance with the other requirements of that rule. Approximately 32% of the outstanding shares of Common Stock, in addition to being Restricted Securities, are subject to agreements to not sell such Restricted Shares for a 12-month period or, in the case of certain executive officers of the Company, a 48-month period. Holders of $500,000 of indebtedness entitling them to convert such indebtedness, and the interest accrued thereon, into approximately 294,000 shares of Common Stock have agreed with the Company that they will not sell the shares issuable upon such conversion until November 5, 1998. Sales of substantial amounts of Common Stock, or the perception that such sales could occur, could adversely affect the prevailing market price of the Common Stock. See "Shares Eligible For Future Sale."

  In addition to the outstanding shares of Common Stock, there are 297,791 shares subject to outstanding warrants and options at a weighted average exercise price of $6.87 per share. There are also 450,000 shares of Common Stock reserved for issuance under the Company's stock option plans, of which 98,075 shares are subject to outstanding options at a weighted average exercise price of $7.00 per share. See "MANAGEMENT -- Incentive Stock Option Plan." Registration statements are expected to be filed to permit the resale of shares issuable upon exercise and, the resale of the shares acquired upon exercise could adversely affect the prevailing market price of the Common Stock. See "Shares Eligible For Future Sale."

  VOTING CONTROL BY EXISTING MANAGEMENT AND STOCKHOLDERS

  The Company's executive officers and directors, entities affiliated with them and employees of the Company and holders of at least 5% of the outstanding Common Stock affiliated with the executive officers and directors beneficially own shares of Common Stock representing more than 29% of the total voting power of the Common Stock. These persons, if acting in concert, will be able to exercise control over the Company's affairs and are likely to be able to control the Board of Directors and the disposition of any matter submitted to a vote of stockholders.

ITEM 2. DESCRIPTION OF PROPERTY


  The Company maintains an extensive phone and computer system with which it handles the calls generated by its advertisements and completes the reservation process through its reservation centers. The phone system and computer system maintained by the Company are critical elements in the Marketing Division's marketing efforts. The Company has installed an extensive phone system and computer network which the Company believes is capable of handling the Marketing Division's needs for the foreseeable future. However, the Company is constantly evaluating new technologies, upgrades or product enhancements which would serve to enhance the Company's operations. The Marketing Division's ability to service interliners will be dramatically reduced should either the phone or computer system become inoperable. The Company believes that it has taken appropriate steps to assure that the phone and computer system are as reliable and well protected as electronic equipment can reasonably be expected to be. There can be no assurances, however, that the Company's electronic equipment will at all times be usable by the Marketing Division in its efforts to service interline customers.

  The Company has filed a federal trademark application to register the trademark "Interline PERX Vacation Club" but has not yet heard any response from the United States Patent and Trademark Office with respect to its application. There can be no assurances that the Company will be able to obtain a federal registration of this trade name. The Company has not filed trademark applications with respect to any of the other trade names that it currently uses. There can be no assurances that the Company will ever be able to obtain meaningful trademark protection for its trade names such as "Interline Adventures" and Interline "TravelReps."

  The Company occupies approximately 10,500 square feet of office space at 211 East Seventh Street, Suite 1100, Austin, Texas 78701, its main office, and 630 square feet of office space at 1499 West Palmetto Park Road, Suite 222, Boca Raton, Florida 33486. The Company's phone number is (512) 391-2000. The Company owns no property other than office furniture, equipment and software.

  The Company employs 51 people, 46 of whom are full time and 5 of whom are part time. It is anticipated that up to 200 additional personnel will be required to meet the demands of the projected market over the next five years. Most of these positions will be in the areas of reservations and operations processing and servicing the Company's projected volume increases. None of the Company's employees are members of a labor union and, since the date of the Merger, the Company has not suffered any work stoppages or labor unrest.


ITEM 3. LEGAL PROCEEDINGS

  The Company is not a party to any material legal proceedings, and no material legal proceedings have been threatened by or, to the best of the Company's knowledge, against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  A special meeting of the Company's shareholders was held on December 17, 1997. Proposals to approve a 1-for-7 reverse stock split and to fix the number of shares of common stock subject to the Company's long-term incentive stock plan at 450,000 were approved. The number of shares represented in person at the meeting was 5,764,000 and no shares were represented by proxy. Each proposal received the unanimous approval of the shareholders present at the meeting (representing 5,764,000 shares) and no votes were cast against either of the proposals. The Company filed and delivered to its shareholders the information mandated by Schedule 14C and did not solicit proxies. The Company has no information as to abstentions or broker non-votes with respect to either of the proposals.

  No actions were taken with respect to the election or removal of directors.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

MARKET FOR COMMON STOCK

The Common Stock is currently traded in the NASDAQ SmallCap(R) Market under the symbol "GATT." Prior to the Offering and the inclusion of the Common Stock in the NASDAQ SmallCap(R) Market, the Common Stock was traded irregularly and infrequently in the over-the-counter market and quoted on OTC EBB under the same symbol and quoted in the pink sheets published by the National Quotations Bureau. Since May 1995, from time to time, a very small number of securities broker-dealers published only intermittent quotations for the Common Stock, and there was no continuous, consistent trading market. During the above period, the limited nature of the trading market created the potential for significant changes in the trading price for the Common Stock as a result of relatively minor changes in the supply and demand for Common Stock and perhaps without regard to the Company's business activities. The following table sets forth, for each of the Company last eight fiscal quarters, the high and low bid and ask prices for the Common Stock. All of the transactions were effected prior to the 1-for-7 reverse stock split effected in December, 1997:


                                                    BID               ASK
                                               --------------    --------------
               QUARTER ENDED                   HIGH      LOW     HIGH      LOW
-------------------------------------------    -----    -----    -----    -----
December 31, 1997 .........................      3/4     7/16    1 3/8    11/16
September 30, 1997 ........................    1 3/4    11/16    1 3/4        1
June 30, 1997 .............................    2 1/2    1 3/4    2 1/2       1/
March 31, 1997 ............................    2 1/2    1 1/8    2 1/2    1 7/8
December 31, 1996 .........................    2 5/8    1 1/2    3 1/2    2 1/4
September 30, 1996 ........................        3    2 1/4    4 5/8    3 1/4
June 30, 1996 .............................    2 3/4    2 1/4    4 1/4    3 1/2
March 31, 1996 ............................    2 1/4     3/10    3 7/8        2
December 31, 1995 .........................     3/10     3/10        3        3

Because of the lack of specific transaction information and the Company's belief that quotations during the period were particularly sensitive to actual or anticipated volume of supply and demand, the Company does not believe that such quotations during this period are reliable indicators of a trading market for the Common Stock. Such prices are without retail mark-up, mark-down, or commissions.

SHARES ELIGIBLE FOR FUTURE SALE

  Prior to the Offering, the Common Stock was traded on the National Association of Security Dealers, Inc.'s electronic bulletin board. Trading actively was very infrequent. Sales of substantial amounts of Common Stock in the public market could adversely affect the market price of the Common Stock.

  As of March 31, 1998, the Company had approximately 3,021,400 shares of Common Stock outstanding. Of these shares, approximately 1,240,000 shares are transferable without restriction or further registration under the Securities Act, unless they are held by "affiliates" of the Company within the meaning of Rule 144 promulgated under the Securities Act. All of the remaining shares, which total approximately 1,781,400 shares are Restricted Securities and, as such, may not be sold in the absence of registration under the Securities Act or an exemption therefrom under Rule 144, and then only if they are not subject to "lock-up" agreements summarized below. Approximately 476,288 shares have been held for at least the one-year holding period specified by Rule 144, may now be sold in compliance with that Rule (subject, in certain cases, to certain volume, timing and other requirements of Rule 144) and are not subject to any lock-up agreement.

  Of the remaining Restricted Shares, approximately 71,000 shares are 12-Month Lock-up Shares and another approximately 293,450 Restricted Shares are 9-Month Lock-Up Shares. Upon expiration of the 12-month and 9-month periods, respectively, both of which commence with the date of the Offering these shares will be eligible for immediate resale subject, in certain cases, to certain volume, timing and other requirements of Rule 144.

  In addition to the 12-Month Lock-up Shares and the 9-Month Lock-Up Shares, approximately 829,000 shares of the Restricted Stock are 48-Month Lock-up Shares. Small portions of the 48-month Lock-up Shares may be sold by the holders thereof after the second and third anniversaries of the Offering and the remainder may be sold after the fourth anniversary.

  In addition to the outstanding shares of Common Stock, and exclusive of options granted pursuant to the Company's employee stock option plan, there are 297,791 shares of Common Stock subject to outstanding warrants and options at a weighted average exercise price of $6.87 per share (as adjusted for the Reverse Stock Split). Such warrants are exercisable for periods expiring at various dates between 1998 and 2002. The Company has granted the holders of such warrants certain registration rights relating to the Common Stock purchasable upon the exercise of such warrants. The Company has agreed with the Boston Stock Exchange that it will not issue or grant warrants, options or other securities convertible or exercisable into shares of the Common Stock at a conversion or exercise price less than 85% of the market price of the Common Stock as of the time of such issuance or grant.

  The Company can make no prediction as to the effect, if any, that sales of shares of Common Stock or the availability of shares for sale will have on the market price of Common Stock. Nevertheless, sales of significant amounts of Common Stock could adversely affect the prevailing market price of Common Stock, as well as impair the ability of the Company to raise capital through the issuance of additional equity securities. Prior to the Offering, there was no viable trading market for the Common Stock. The Company anticipates that the trading market in the Common Stock, if any, will be limited based upon the number of shares currently outstanding.

  The Company has reserved an aggregate of 450,000 shares of Common Stock for issuance pursuant to the Company's stock option plan and options to purchase 98,075 shares were outstanding on December 31, 1997. As soon as practicable following the Offering, the Company intends to file a registration statement under the Securities Act to register shares of Common Stock reserved for issuance under such plans. See "MANAGEMENT -- Stock Option Plan."

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OR PLAN OF OPERATION

  The financial information set forth in the following discussion should be read in conjunction with, and qualified in its entirety by, the financial statements of the Company included elsewhere herein.

THE OFFERING

  On February 5, 1998, (subsequent to the year end financials presented in this report) the Company completed an underwriiten public offering for 1,200,000 shares of its Common Stock, $.0001 par value at $5.00 per share through an underwriting syndicate led by Capital West Securities, Inc. The gross proceeds of the offering were $6,000,000. After underwriting discount, commissions and expenses, the net proceeds to the Company were $5,230,000. In February and March, 1998, the Company utilized a portion of these proceeds to:
(a) pay off all notes payable that did not convert to common stock in an amount of approximately $821,000; (b) to pay offering expenses of $190,000; (c) to purchase computer equipment of $82,000; and (d) to pay past due vendor payables and operating and publishing expenses of $690,000. The remaining funds are anticipated to be used for implementing the Company's business plan which focuses primarily on building the marketing and publishing areas of the Company. The Company is now substantially debt free, with the exception of normal operating expenses and accruals and holds a substantial cash reserve. See "LIQUIDITY AND CAPITAL RESOURCES."

FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION

The Company had a negative working capital of $620,849 as of December 31,1997, as compared to a negative working capital of $1,569,859 at December 31, 1996. The primary causes for this reduction in the working capital deficit between years were the restructuring of $400,000 of notes payable which were to be due in a lump sum in 1997 and were replaced with notes payable in monthly installments through April, 2000, which transferred in excess of $150,000 from short-term to long-term liabilities; the increase in monies held for the credit card account of $138,000, an increase in advertising room/cabins held for sale of $183,000 and an increase of the due from affiliate of $340,000. The increase in due from affiliate was created in large part because of overpayments by the Company for rooms purchased under a marketing agreement with the affiliate.(See "Results of Operations"). The Company ended the year with $1.6 million in current liabilities as compared to $2.4 million for the prior year. This decrease in current liabilities was a result of the Company's previously mentioned debt restructuring as well as a decrease in the deferred revenue for cruises and tours. At the end of 1996, as part of an agreement with the Company's credit card processor, the Company ceased taking cruise passenger Visa/Mastercard payments directly into the Company. The processor wished to reduce their exposure to these higher dollar charges because of the Company's financial condition at that time. This proved beneficial to the Company because the credit card fees paid to the processor had substantially reduced
the margins on the lower margin cruises sales.   Visa/Mastercard charges for
cruises are now passed directly to the cruise line for processing and the Company receives the net profit (without any reduction for credit card servicing fees) from the cruise line. This change also substantially reduced the amount of funds the Company owed to cruise lines and the amount prepaid cruise and tour cost at the end of 1997. The Company does not book the credit cards that are passed directly to the cruise lines as a sale and cost of goods sold until the passenger has completed travel.

      At December 31, 1997, the largest components of current liabilities were accounts payable of $420,000 (of which $253,000 were greater than 90 days past due), as compared to $579,000 in accounts payable as of December 31, 1996, of which $313,000 were more than 90 days past due; accrued expenses and negative cash balances of $361,000; current portion of notes payable of $291,000, and deferred revenues relating to hotels, cruises and tours and magazine subscriptions of $529,000. A large portion of accounts payable are made up of amounts due for telephone services and the publication of the Magazine. The Company worked diligently during 1997 with its primary vendors to work out payment schedules. During the year, six of the Company's vendors agreed to convert their trade payable balances of $159,000 to notes payable at interest rates of 6 to 10% per annum. The Company has paid all these notes and a substantial amount of past due accounts payable following the Offering.

      Accrued expenses of $335,000 as of December 31, 1997,are comprised mainly of payroll, vacation, commissions, note interest, and publishing and general administrative expenses. Deferred revenues for hotels and cruises represent the moneys received from passengers that are deferred for revenue recognition purposes until the passenger has completed travel. These deferred liabilities are very short-term in nature due to the short time frame between booking date and travel date. Amounts deferred for hotels were $285,000 and for cruises $153,000 at December 31, 1997. Prepaid cruise cost and deferred cruise revenue were both overstated at December 31, 1996 by $110,000 due to refunds being recorded as cost of goods sold instead as a reduction of revenue. The 1996 balance sheet has been restated to reflect this adjustment. There was no effect on earnings. Deferred subscription revenue of $81,000 represents subscription moneys received but not earned at year end. Magazine subscriptions are normally paid in full in advance for the one- or two- year subscription period. Revenue is earned on a prorata basis as the magazines are printed and shipped to the subscribers.

      Total notes payable of $1.6 million are detailed in Note 7 of the financial statements. The holder of the acquisition notes totaling approximately $300,000 agreed to a substantially discounted payoff on these notes in April, 1997. The Company completely extinguished this debt through the payment of $75,000 in cash in April, 1997. The discount amounted to a reduction of $225,000 in the debt balance and an equal reduction in the amount of goodwill created in the acquisition. The Company obtained an additional $500,000 in financing during the quarter ended June 30, 1997 through the issuance of convertible debentures due April, 2000. These debentures bore interest at the rate of 7% per annum and interest payments, due on each anniversary of the issuance date, could be paid at the Company's option in cash or in shares of the Company's common stock at the rate of one share for each $3.50 of interest due. The holders of the debentures could convert the unpaid principal into shares of the Company's common stock at a conversion price of $1.75 per share. These debentures were issued with warrants expiring 95 days after the filing of this Report which entitle the holders thereof to purchase 142,858 shares of the Company's common stock at a exercise price of $7.00 per share, as adjusted for the Reverse Stock Split. The Company also negotiated an agreement with the holder of an existing note to lend an additional $80,000 so as to permit the Company to publish one issue of the Magazine. Since September 1, 1997, the Company realized gross proceeds of $500,050 from a private placement of Subordinated Promissory Notes in an aggregate principal amount of $500,000 and 71,436 shares of Common Stock. The Common Stock offered to the purchasers of Subordinated Promissory Notes was sold for a per share consideration of $.0007. In connection with the issuance of these shares of Common Stock, the Company recognize a one-time, non-recurring, non-cash expense of $357,000, which equals the difference between the Company's estimation of the fair market value of the Common Stock at the date of issuance and the consideration paid by noteholders in connection with such issuance. Subsequent to the Offering, holders of $862,000 of convertible debt elected to convert their debt into approximately 389,127 shares of Common Stock. All of the remaining debt was repaid subsequent to the Offering.


      Included in other liabilities of the previous year besides the long term debt was a deferred discount of $55,000 that was received as a service discount from the Company's long distance telephone carrier in 1996 upon the execution of a long term agreement. The agreement required the Company to use a minimum of $240,000 in annual long distance services for a period of three years. If the Company failed to utilize the required minimum usage, the discount was to be forfeited. The Company renegotiated this agreement during the current year and the deferred discount was forgiven and became fully earned.

      The Company had $1.4 million in total assets at December 31, 1997 compared to assets of $1.5 million at the end of December 31, 1996. The cash balance of $181,000, represents escrow deposits required by the Company's previous and current banks as a reserve for charge backs against the Company's Visa/MasterCard credit card processing. The Company has ceased processing Visa/MasterCard charges through its previous processor, who has agreed to return all unused escrow funds to the Company by May, 1998. The Company has had a history of minimal charge backs. The Company contracted with a another credit card processor, as of July 1, 1997, to continue credit card processing. The new processor is requiring a six-month rolling reserve of 5% of monthly credit card receipts. Approximately 70% of the Company's hotel and resort sales are generated through credit cards. The accounts receivable of $103,000 is comprised primarily of advertising revenue from vendors that advertised in the Magazine and updates. Prepaid tour cost and prepaid cruise cost of $134,000 represents funds paid to hotels and cruise lines as of December 31, 1997, for travel dates that occur after that date. These prepaid items relate directly to the previously discussed deferred revenues and are also very short-term in nature. Goodwill consists of the excess of purchase price over net assets acquired during the aforementioned acquisitions. However, goodwill associated with the cruise and magazine divisions was reduced by $225,000 during the year due to a reduced lump sum settlement of the notes due the prior owners of the acquired assets. Room/Cabins held for sale arises out of advertising agreements where hotels and cruise lines allot rooms and cabins in exchange for advertising in the Company's publications. There was also a balance due from affiliates (BEI/IMS) of $255,000 which in part represents the overpayment for hotel rooms referred to below. This receivable is secured by stock warrants in a publicly traded company.

      The Company is currently negotiating a new banking relationship wherein Visa/Mastercard credit card processing fees will be reduced by 1% of the gross charged amount.

RESULTS OF OPERATIONS

Overall Operating Results

      The Company had a net loss for the year ended December 31, 1997 of $598,000, as compared to a loss of $873,000 for the previous year. The Company incurred a one time, non-recurring, non-cash charge of $357,000 in the last quarter of 1997 that related to the aforementioned private placement (the "One-Time Charge"). The net loss from operations without this charge would have been $241,000 or a decrease of $631,000 from 1996. The decrease in the loss is attributable to a $1.8 million increase in sales (which produced an additional $366,000 in margin over 1996 levels), a reduction in operating expenses by $265,000 (excluding the One-Time Charge) and a repricing of hotel rooms purchased from IMS in accordance with the Marketing Agreement. See Note 7 Due to Affiliate within the financial statements and "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS." The Company had previously estimated the cost of these room purchases until adequate data was available in order to properly cost out this contractual agreement. The result of the recalculation was that the Company had overpaid IMS approximately $159,000 for the purchase of the utilized hotel rooms and therefore had overstated cost of goods sold. The Company has terminated this agreement as of January 31, 1998. The following schedule reflects the effects of this repricing applied to the periods in which incurred:

                           QUARTERLY NET        ADJUSTMENT FOR     ALLOCATION OF COST      QUARTERLY NET
                          INCOME (LOSS AS     REDUCTION OF COST    REDUCTION TO PERIOD   INCOME (LOSS) AS
                              REPORTED        ON REPRICED ROOMS         INCURRED             ADJUSTED
                          ---------------    ------------------    -------------------   ----------------
 March 31, 1996 .......     $(163,546)                                    18,353           $(145,193)
 June 30, 1996 ........        11,316                                     15,383              26,699
 September 30, 1996 ...      (250,509)                                    17,439            (233,070)
 December 31, 1996 ....      (469,916)                                     8,418            (461,498)
                            ---------                                  ---------           ---------
 Total 1996  ..........     $(872,655)           $       0             $  59,593           $(813,062)
 March 31, 1997 .......     $ (75,323)                                    26,933           $ (48,390)
 June 30, 1997 ........        20,220                                     34,148              54,368
 September 30, 1997 ...        72,779             (159,835)               39,161             (47,895)
                            ---------            ---------             ---------           ---------
 Total 9 Months
   1997  ..............     $  17,676            $(159,835)            $ 100,242           $ (41,917)
 Total Adjustment .....                          $(159,835)              159,835

  The Company believes that the increase in sales for 1997 was primarily attributed to an increase in the size and quality of the Magazine, repeat customer sales, a larger property portfolio and an additional year of experience in the cruise market. The Magazine's production schedule was to be increased to every two months as opposed to every three months before the Company's acquisition of the Magazine. The Company also produces an update brochure promoting hotel and cruise specials for bulk distribution through airport offices. Management believes that increased circulation will increase the value of the publications to both advertisers and subscribers. Prior to the Offering, the funding of publications has come primarily from funding provided by the debt instruments mentioned previously.

Revenue

  Gross revenue for the year ended December 31, 1997, was $12.8 million, an increase of $1.8 million or 16% over 1996. Hotel sales increased 1% while cruises/tours increased 24% in 1997 over 1996 levels. Since the Offering, the Company has increased the quantity, distribution and frequency in the production of its publications and has utilized a portion of the proceeds of the Offering in this effort. Sales increased in spite of the fact that the Company lacked sufficient operating capital to develop a strong marketing representative base or produce the Company's publications on a consistent basis. Management anticipates that sales should grow during 1998 with the aid of a stronger distribution network and a consistent publishing schedule. The Company recognizes hotel and cruise revenues on a "booked, paid, traveled" basis, (i.e. revenue is not earned until the passenger has completed travel).

  Subscription and advertising revenues reflect a 55% increase for the current year. This was the result of Management's intent on upgrading the quality and size of the publications. Management (with the use of Offering proceeds) plans to shift from a "paid" to a "controlled" circulation. Management anticipates that this shift will increase circulation and thereby make the Magazine more attractive to advertisers. There can be no assurances in this regard.


  Gross revenue for the fourth quarter of 1997 was $3.2 million an increase of $682,000 or 26% over the fourth quarter of 1996. The fourth quarter is typically a seasonal low for Company sales. Management believes that these increases are attributable to an increased presence in the marketplace.

Cost of Goods Sold

  Hotel cost has been restated in the following schedule to reflect the effects of repricing of the IMS rooms aforementioned:

                                                                    ADJUSTMENT FOR     ALLOCATION OF
                                                                   REDUCTION OF COST   COST REDUCTION   ADJUSTED
                                     HOTEL REVENUE   HOTEL COST       ON REPRICED        TO PERIOD        ROOM
                                      AS REPORTED    AS REPORTED         ROOMS            INCURRED        COST
                                    --------------  ------------   -----------------   --------------  -----------
 March 31, 1996 ..............            $915,177       710,827                          (18,353)     $   692,474
 June 30, 1996 ...............           1,264,958       963,240                          (15,383)         947,857
 September 30, 1996 ..........           1,206,751       933,536                          (17,439)         916,097
 December 31, 1996 ...........             862,568       665,949                           (8,418)         657,531
                                        ----------    ----------     ---------          ---------      -----------
 Total 1996  .................          $4,249,454    $3,273,552     $       0          $ (59,593)     $ 3,213,959
 March 31, 1997 ..............          $1,044,379       813,848                          (26,933)     $   786,915
 June 30, 1997 ...............           1,324,238     1,018,773                          (34,148)         984,625
 September 30, 1997 ..........           1,105,218       687,600       159,835            (39,161)         808,274
                                        ----------    ----------     ---------          ---------      -----------
 Total 9 months
   1997  .....................          $3,473,835     2,520,221     $ 159,835          $(100,242)     $ 2,579,814
 Total Adjustment ............                                         159,835           (159,835)

Cost of sales increased proportionately with the increase in 1997 sales. The average margin for hotel sales was 26% for the year as compared to 23% for the previous year. Cruise and tour average gross margin for the 1997 period was 11% of sales. The comparable 1996 margin for cruises and tours was 12%. The larger 1996 cruise margin percentage is attributable , in large part, to one unusual under-booked cruise in June 1996 on which the Company was able to acquire berths which were then resold to produce a margin of approximately $84,000 on sales of approximately $110,000.

Operating Expenses

  Operating expenses for the year ended December 31, 1997, were $3.0 million (inclusive of the One-Time Charge) Excluding this unusual charge, the Company's operating expenses would have been 9% less than 1996 expenses. In 1997, the Company incurred increased computer programming cost for modifications to the reservation system, commissions incurred for the relatively new Germany and Canada operations which receive 60% of the margins on their production (in recognition of their obligations to bear their own operating costs), a material increase in the discount fee charged by the new credit card processors, increased travel to industry trade and vendor meetings, and increased expenses associated with disseminating advertising material to the airline employees such as the weekly fax communications, printing expenses of the Germany Guide. Contracts were negotiated during the year with separate travel operators in Germany and Canada where they are able to sell the Company's properties to their respective markets. These operations are expected to significantly increase Company sales over time. The Company has recently completed a similar agreement with an operator in Mexico.

  Another major expense area is management fees. Airfair, the Company's wholly-owned subsidiary, entered into a management agreement with BEI and IMS effective March 1, 1996. See, "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS." Under this agreement, BEI permitted Airfair to use office space and certain equipment leased by BEI, and BEI and IMS provided Airfair insurance, payroll services, office supplies and other minor office services. IMS and BEI charged Airfair a management fee equal to 0.5% of Airfair's gross revenue per month for these services. In addition, pursuant to the terms of the Management Agreement, IMS, BEI, and Airfair agreed that Airfair would reimburse BEI for a portion of the direct payroll expenses of certain members of management who serve BEI, IMS, and Airfair (the "Shared Management Members"). The proportion was intended to correspond with the amount of time expended by the Shared Management Members on the business matters of Airfair. These management fees and the payroll reimbursements for Shared Management Members totaled $175,000 for the year ended December 31, 1997, as compared to a $68,000 for 1996. Prior to the management agreement, all general and administrative expenses of BEI were allocated 70% to Airfair and 30% to IMS. In February 1996, BEI incurred a large one-time gain which exceeded its expenses for that month. As such, both Airfair and IMS were the beneficiaries of an expense credit for that month. Airfair's portion of that allocation was a credit of approximately $142,000. The Company terminated that management services agreement January 1, 1998, and will directly acquire all services being furnished under that agreement. With the exception of a new lease agreement, discussed below, the Company does not anticipate a material increase in expenses above what was incurred under the management services agreement.

  On December 1, 1997, the Company finished negotiating a new lease agreement for office space. The terms of the lease agreement call for 10,567 square feet of net rentable area for a period of five years and three months with an option to renew for five years. Monthly rent payments over the initial term of the lease are $10,567 beginning March 1, 1998 to February 28, 1999; $11,448 from March 1, 1999 to February 28, 2000; $12,328 from March 1, 2000 to February 28, 2001; $12,478 from March 1, 2001 to February 28, 2003. The option year rates will be based on market conditions upon the renewal date. The Company was paying its portion of rent under that certain management services agreement with BEI/IMS previously mentioned.

  Operating expenses for the fiscal year ended December 31, 1996 were generally high due to expenses associated with the acquisition and operation of the Company's cruise and magazine divisions. In addition, during the first quarters of 1996, the Company incurred approximately $85,000 in legal expenses associated with its acquisition of its interline and magazine assets and the merger between the Company and Airfair Publishing Corporation.

  The Company anticipates that operating expenses will increase substantially for the remainder of 1998. These increases will be incurred primarily in the areas of marketing and publishing. However, the Company feels that these expense increases will be more than offset by increased sales.

LIQUIDITY AND CAPITAL RESOURCES

  The Company has an accumulated deficit of $2.4 million ($544,000 of this deficit is attributable to periods prior to the Company's commencement of operations within the interline travel industry and $357,000 is attributable to the One-Time Charge). The Company's auditors for fiscal year 1996 included in their audit opinions a qualification regarding the Company's ability to continue as a going concern. As a result of the successful completion of the Offering, the Company's auditors have not included a similar qualification in their audit opinion for fiscal year 1997.

  The Company borrowed approximately $1.4 million from various parties during the 1997 calendar year in order to fund operations. All notes have subsequently been repaid or converted to stock. Since the Offering, the Company is virtually debt free except for normal recurring vendor payables, leases as described herein and client receipts for reservations in advance of travel. The Company continues to hold a substantial cash reserve in order to implement future plans of the Company.

NEW ACCOUNTING PRONOUNCEMENTS

  The Company has adopted FASB Statement 128, a recently issued accounting standard. It is not expected that the Company will be impacted by other recently issued standards. FASB Statement 128 presents new standards for computing and presenting earnings per share (EPS). The Statement is effective for financial statements for both interim and annual periods ending after December 15, 1997.

  FASB Statement 131 presents news standards for disclosures about segment reporting. The Company does not believe that this accounting standard applies to the Company as all operations of the Company are integrated for financial reporting and decision making purposes.

  The SEC Divisions of Corporation Finance and Investment Management issued Staff Legal Bulletin No. 5 to remind companies of their disclosure obligations with the year 2000 computer problems. The Company's accounting system and reservation system programs have been either modified or upgraded to accommodate the year 2000 and beyond.

INFLATION

  The Company's results of operations have not been affected by inflation and management does not expect inflation to have a significant effect on its operations in the future because of the short time frame between reservation bookings and the dates of travel.

FORWARD-LOOKING INFORMATION

  From time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer or in various filings made by the Company with the Securities and Exchange Commission. Words or phases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project or projected", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). The Company wishes to ensure that such statements are accompanied by meaningful cautionary statements, so as to maximize to the fullest extent possible the protections of the safe harbor established in the Reform Act. Accordingly, such statements are qualified in their entirety by reference to and are accompanied by the following discussion of certain important factors that could cause actual results to differ materially from such forward-looking statements.

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

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   GRAND ADVENTURES TOUR & TRAVEL PUBLISHING
                           CORPORATION AND SUBSIDIARY

                              FINANCIAL STATEMENTS
                           AND REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS

                           DECEMBER 31, 1997 AND 1996

                   GRAND ADVENTURES TOUR & TRAVEL PUBLISHING
                           CORPORATION AND SUBSIDIARY
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                     PAGE
Report of Andersen, Andersen & Strong, Independent Certified Public Accountants . . . . . . . . . . . . . . . . . . . F-2

Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-3

Consolidated Statements of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-4

Consolidated Statements of Changes in Stockholders' Equity  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-5

Consolidated Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-6

Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-8


To The Board of Directors
  of Grand Adventures Tour & Travel Publishing Corporation and Subsidiary Austin, Texas

We have audited the accompanying consolidated balance sheets of Grand Adventures Tour & Travel Publishing Corporation (formerly Riley Investments, Inc.) and its subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Grand Adventures Tour & Travel Publishing Corporation and subsidiary as of December 31, 1997 and 1996, and the results of their consolidated operations and their consolidated cash flows for the years referred to above, in conformity with generally accepted accounting principles.

On December 17, 1997, the Board of Directors approved a reverse stock split whereby, the Company issued 1 share of common stock for every 7 shares of common stock held by existing shareholders at the date of the transaction. As discussed in Note 11 of the financial statements, all share transactions, outstanding shares and related share amounts throughout the accompanying financial statements have been adjusted to take into effect the 1-for-7 reverse stock split.


ANDERSEN ANDERSEN & STRONG, L.C.

April 9, 1998
Salt Lake City, Utah

                   GRAND ADVENTURES TOUR & TRAVEL PUBLISHING
                           CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996


                                                                               1997              1996
                                                                           ------------      ------------
ASSETS
CURRENT ASSETS
    Restricted cash (Note 2)                                               $    181,375      $     43,240
    Accounts receivable, net of allowance for doubtful accounts
         of $12,020 in 1997 and $8,810 in 1996 (Note 2)                         103,310            19,911
    Due from affiliate (Note 6)                                                 255,361                --
    Prepaid hotel cost (Note 2)                                                  53,027           252,344
    Prepaid offering costs                                                      113,508                --
    Prepaid cruise and tour cost (Note 2)                                        80,482           468,710
    Rooms/Cabins held for sale (Note 2)                                         182,978                --
                                                                           ------------      ------------
             Total Current Assets                                               970,041           784,205
                                                                           ------------      ------------
PROPERTY AND EQUIPMENT, at cost, net of
    accumulated depreciation (Notes 2 and 3)                                     58,851            63,070
                                                                           ------------      ------------
OTHER ASSETS
    Other assets                                                                 37,179                --
    Intangible assets, net of accumulated
         amortization (Notes 2 and 5)                                           375,919           622,009
                                                                           ------------      ------------
                                                                           $  1,441,990      $  1,469,284
                                                                           ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Cash overdraft                                                         $     26,095      $     50,723
    Accounts payable                                                            420,303           578,988
    Other current liabilities                                                   335,294           129,145
    Due to affiliate (Note 6)                                                        --            88,213
    Current portion of long-term debt (Note 7)                                  290,562           502,573
    Deferred hotel revenue (Note 2)                                             284,939           385,852
    Deferred cruise and tour revenue (Note 2)                                   153,056           513,510
    Deferred subscription revenue (Note 8)                                       80,641           105,060
                                                                           ------------      ------------
             Total Current Liabilities                                        1,590,890         2,354,064
                                                                           ------------      ------------
OTHER LIABILITIES
    Long-term debt (Note 7)                                                   1,282,812           254,223
    Deferred discount (Note 9)                                                       --            54,644
                                                                           ------------      ------------
             Total Other Liabilities                                          1,282,812           308,867
                                                                           ------------      ------------
STOCKHOLDERS' (DEFICIT)
    Preferred stock, no par value; authorized
         10,000,000 shares; none issued and outstanding                              --                --
    Common stock $.0001 par value; authorized
         30,000,000 shares; issued and outstanding
         1,431,858 and 1,358,432 shares in 1997 and 1996,
         respectively (as adjusted for 1-for-7 stock split)
         (Note 11)                                                                  143               136
    Additional paid-in capital                                                  959,447           599,024
    Accumulated deficit                                                      (2,391,302)       (1,792,807)
                                                                           ------------      ------------
             Total Stockholders' (Deficit)                                   (1,431,712)       (1,193,647)
                                                                           ------------      ------------
                                                                           $  1,441,990      $  1,469,284
                                                                           ============      ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                   GRAND ADVENTURES TOUR & TRAVEL PUBLISHING
                           CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                           DECEMBER 31, 1997 AND 1996


                                                       1997            1996
                                                   ------------    ------------
REVENUES
  Hotel revenue                                    $  4,294,918    $  4,249,454
  Cruise and tour revenue                             7,878,461       6,339,179
  Magazine subscription and advertising revenue         581,176         374,789
  Merchandise and other revenue                          17,640          39,904
                                                   ------------    ------------
      Total Revenues                                 12,772,195      11,003,326
                                                   ------------    ------------
COST OF SALES
  Hotel cost                                          3,158,938       3,273,552
  Cruise and tour cost                                7,000,289       5,562,876
  Magazine publishing cost                              155,672          75,120
  Merchandise cost                                        1,410           2,340
                                                   ------------    ------------
      Total Cost of Sales                            10,316,309       8,913,888
                                                   ------------    ------------
      Gross Profit                                    2,455,886       2,089,438
OPERATING EXPENSES
  Selling, general and administrative expenses        1,548,649       1,816,025
  Wages                                               1,108,745       1,111,081
  Promissory note financing charge (Note 11)            357,130              --
  Depreciation and amortization                          39,857          34,987
                                                   ------------    ------------
      Total Operating Expenses                        3,054,381       2,962,093
                                                   ------------    ------------
Net Loss Before Income Taxes                           (598,495)       (872,655)
Income Tax Expense                                           --              --
                                                   ------------    ------------
Net (Loss)                                         $   (598,495)   $   (872,655)
                                                   ============    ============
Net (Loss) Per Common Share (Note 2)               $       (.44)   $       (.64)
                                                   ============    ============
Weighted Average Common Shares Outstanding            1,371,289       1,361,430
                                                   ============    ============




                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                   GRAND ADVENTURES TOUR & TRAVEL PUBLISHING
                           CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                      COMMON STOCK             ADDITIONAL
                                               --------------------------       PAID-IN          RETAINED
                                                 SHARES          AMOUNT         CAPITAL          DEFICIT            TOTAL
                                               ----------      ----------      ----------      ------------      -----------
All share transactions are adjusted
for 1-for-7 reverse stock split (see
Note 11)

BALANCE AT DECEMBER 31, 1995                    1,300,000      $    1,300      $   (1,300)     $   (375,992)     $  (375,992)
Cancellation of shares                            (84,096)             (9)              9                --               --
Effect of 1-for-15 reverse stock
  split (exclusive of fractional shares)         (689,690)            (69)             69                --               --
Issuance of common shares
  ($7.00 per share)                                 3,571               4          24,996                --           25,000
Exchange of Airfair shares for shares
  in the Company                                  828,647          (1,090)        575,250          (544,160)          30,000
Net loss                                               --              --              --          (872,655)        (872,655)
                                               ----------      ----------      ----------      ------------      -----------

BALANCE AT DECEMBER 31, 1996                    1,358,432             136         599,024        (1,792,807)      (1,193,647)
Issuance of shares for services
  ($.25 per share)                                  1,857              --           3,250                --            3,250
Issuance of shares in connection with
  promissory note ($5.00 per share)                71,436               7         357,173                --          357,180
Issuance of shares for reverse stock split            133              --              --                --               --
Net loss                                               --              --              --          (598,495)        (598,495)
                                               ----------      ----------      ----------      ------------      -----------

BALANCE AT DECEMBER 31, 1997                    1,431,858      $      143      $  959,447      $ (2,391,302)     $(1,431,712)
                                               ==========      ==========      ==========      ============      ===========




                 The accompanying notes are an integral part of
                    these consolidated financial statements.

             GRAND ADVENTURES TOUR & TRAVEL PUBLISHING CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                                   1997            1996
                                                               ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                       $   (598,495)   $   (872,655)
Adjustments to reconcile net loss to cash provided by
    operating activities:
      Depreciation and amortization                                  39,857          34,987
      Provision for losses on accounts receivable                     3,210           8,810
      Promissory note financing charge                              357,130              --
    Changes in operating assets and liabilities
      Restricted cash                                              (138,135)        (43,240)
      Accounts receivable                                           (86,609)        (28,720)
      Prepaid offering costs                                       (113,508)             --
      Prepaid hotel cost                                            199,317        (225,260)
      Rooms/cabins held for sale                                   (182,978)             --
      Prepaid cruise and tour cost                                  388,228        (578,915)
      Other assets                                                  (37,179)             --
      Accounts payable                                             (158,685)        629,710
      Accrued expenses                                              206,149          71,636
      Payable to affiliates and other                              (343,574)       (387,397)
      Deferred hotel revenue                                       (100,913)        344,728
      Deferred cruise and tour revenue                             (360,454)        623,715
      Deferred subscription revenue                                 (24,419)        105,060
      Deferred discount                                             (54,644)         54,643
                                                               ------------    ------------
             Net Cash Used by Operating Activities               (1,005,702)       (262,898)
                                                               ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capitalized legal fees                                               --         (16,337)
    Purchase of property and equipment                              (14,510)        (30,000)
    Proceeds from sale of equipment                                      --          10,507
                                                               ------------    ------------
             Net Cash Used by Investing Activities                  (14,510)        (35,830)
                                                               ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sale of common stock                                3,300          55,000
    Proceeds from notes payable                                   1,377,956         345,674
    Repayments of notes payable                                    (336,416)       (152,669)
                                                               ------------    ------------
             Net Cash Provided by Financing Activities            1,044,840         248,005
                                                               ------------    ------------
    Net Increase (Decrease) in Cash                                  24,628         (50,723)
    Cash at Beginning of Period (Overdraft)                         (50,723)             --
                                                               ------------    ------------
    Cash at End of Period (Overdraft)                          $    (26,095)   $    (50,723)
                                                               ============    ============
SUPPLEMENTAL CASH FLOW INFORMATION
    Cash paid during the year for interest                     $     83,171    $     38,402

             GRAND ADVENTURES TOUR & TRAVEL PUBLISHING CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

                                                                             1997         1996
                                                                           --------     --------
During 1996, the Company acquired certain assets of Interline
Representatives Ltd and Airfair Publishing Corp. for $593,791
 (see Note 4). The acquisition price consisted of cash, assumption of liabilities and notes payable as follows:

  Cash                                                                     $     --     $ 30,000
  Assumption of liabilities                                                      --      204,326
  Notes payable                                                                  --      359,465
                                                                           --------     --------
  Total acquisition price                                                        --      593,791
                                                                           ========     ========
Cancellation of indebtedness and reduction of intangibles                   224,963           --
Acquisition of rooms and cabin credits in exchange for
  advertising                                                               182,978           --
Recognition of promissory note financing charge in connection
  with issuance of common shares                                            357,130           --
Issuance of common shares in payment of advisory services                     3,250           --



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                   GRAND ADVENTURES TOUR & TRAVEL PUBLISHING
                           CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996

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

The Company serves both interline travelers and operators (hotels, resort, cruise lines and others) segments of the interline industry through three distinct business units: Interline Adventures, a publication formerly titled Airfair Magazine: Interline Travel, which markets hotel-resort space to interliners and specializes in Mexican and Caribbean locations: and, Interline Representatives, Ltd., which markets cruise and escorted tour packages to interliners.

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

The assets "Prepaid Hotel Cost", "Prepaid Cruise and Tour Cost" and "Rooms/Cabins Held for Sale" represent expenses paid for tours and cruises which have been booked but not yet taken by the customer. The liabilities "Deferred Hotel Revenue" and "Deferred Cruise and Tour Revenue" represent payments received for tours and cruises booked but not recognized as revenue until the customer completes the tour or cruise.

Cash and Cash Equivalents

Substantially all of the balance in the cash account consists of escrow deposits required by Bank One (the previous processor) and Humboldt Bank (the current processor) as a reserve for credit card processing. The Company agreed to establish an escrow balance of 5% of Visa/Mastercard charges until a six month rolling reserve is established with Humboldt Bank. The prior Bank One reserve was partially released in October, 1997. The remaining $42,876 of that reserve at December 31, 1997, will be reviewed by the bank on a month to month basis and funds will be returned to the Company on gradual basis until fully released by March, 1988. The reserves with Humboldt Bank totaled $138,636 at December 31, 1997.

                   GRAND ADVENTURES TOUR & TRAVEL PUBLISHING
                           CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1997 AND 1996

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)-

Cash and Cash Equivalents (continued)

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

Income (Loss) Per Share

During the year ended December 31, 1997, the Company adopted FASB Statement No. 128, Earnings Per Share. Statement 128 requires presentation of basic earnings per share and diluted earnings per share. Basic earnings per share excludes potential dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted earnings per share is computed similarly to fully diluted earnings per share under previous generally accepted accounting principles in the United States. Prior year earnings(loss) per share data are restated to conform with Statement 128 for consistent presentation of all periods. During the years ended December 31 1997 and 1996, diluted loss per share has not been presented due to the antidilutive effect of including options in the weighted-average number of shares outstanding.

Depreciation and Amortization

Property and equipment are stated at cost. Depreciation is computed on the straight-line method for financial statement purposes. Estimated useful lives range from 5 to 7 years. Intangibles, consisting of "excess of cost over net assets acquired" and non-compete covenants are stated at cost and are being amortized over 40- year and 3-year periods, respectively.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany transactions have been eliminated.

                   GRAND ADVENTURES TOUR & TRAVEL PUBLISHING
                           CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1997 AND 1996


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)-

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

Impairment of Long-Lived Assets

Intangible assets represent the excess of the purchase price over the fair value of the net assets of acquired companies. The Company carries its intangible assets at their purchase prices, less amortized amounts, but subject to annual review for impairment. In performing an evaluation, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if a write-down to market value is required. The Company intends to annually assess the carrying value of its long-lived assets using the analysis described above.

Marketing and Advertising Costs

All costs relating to marketing and advertising are expensed in the year incurred.

                   GRAND ADVENTURES TOUR & TRAVEL PUBLISHING
                           CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1997 AND 1996

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)-

Prepaid Offering Costs

Professional fees, filing fees, registration and other costs of a Public Offering (Offering) of the Company's common stock (see Note 13) will be recorded as a reduction of additional paid-in capital upon the successful completion of the Offering in 1998.

3.  PROPERTY AND EQUIPMENT

Property and equipment at December 31, 1997 and 1996 is as follows:

                                                        1997            1996
                                                     ----------      ----------
               Property and equipment                $  108,306      $   93,795
               Less accumulated depreciation            (49,455)        (30,725)
                                                     ----------      ----------
               Net property and equipment            $   58,851      $   63,070
                                                     ==========      ==========

Depreciation expense for the years ending December 31, 1997 and 1996 was $18,730 and $9,601, respectively.

4.  ACQUISITIONS

On December 1, 1994, Inventory Merchandising Services, Inc. (IMS) (a wholly owned subsidiary of Barter Exchange, Inc. (BEI)), acquired the net assets of a business owned by Lou and Claudia Nackos (Nackos) for the assumption of certain liabilities in the amount of $144,394. This resulted in a new operating division called Interline Travel (Interline).

Assets acquired from Nackos consist of the following:

         Cash                                                        $    814
         Excess of cost over net assets acquired                       74,278
         Furniture and fixtures                                        69,302
                                                                     --------
         Total assets acquired                                       $144,394
                                                                     ========

Airfair Publishing, Inc. (Airfair) is a Delaware corporation formed on January 6, 1996. Immediately subsequent to incorporation of Airfair, the assets and liabilities of Interline were transferred by IMS into Airfair. Additionally, existing shareholders of BEI received four shares of Airfair for each share held in BEI, resulting in 8,500,000 shares issued (1,214,286 shares as adjusted for 1-for-7 reverse stock split). An additional 600,000

                   GRAND ADVENTURES TOUR & TRAVEL PUBLISHING
                           CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1997 AND 1996


4.  ACQUISITIONS (Continued)

shares (85,714 shares as adjusted) were authorized by the Board of Directors and issued to two shareholders, resulting in a total of 9,100,00 shares (1,300,000 shares as adjusted) issued pursuant to the spin-off of the Interline division in IMS to Airfair. Capital of $30,000 was contributed to Airfair by BEI.

On January 13, 1996, (Closing Date) [effective December 31, 1995 (Effective
Date)] Airfair acquired certain assets and assumed certain liabilities of Interline Representatives Ltd. and Airfair Publishing Corp. (IRL/APC) for $593,791.

Assets acquired from IRL/APC consist of the following:

      Furniture and equipment                                         $  35,000
      Covenant-not-to compete                                            30,000
      Excess of cost over net assets acquired                           528,791
                                                                      ---------

      Total assets acquired                                           $ 593,791
                                                                      =========

Liabilities (unadjusted) assumed from IRL/APC consist of the following:

      Subscription, prepaid advertising, and tour ledger               $204,326
                                                                       --------

      Net assets acquired                                              $389,465
                                                                       ========

Payment for the net assets acquired from IRL/APC is as follows:

      Cash                                                             $ 30,000
      Note payable #1 (see below)                                       201,879
      Note payable #2 (see below)                                       157,586
                                                                       --------

      Total payments (unadjusted)                                      $389,465
                                                                       ========

Both of the promissory notes described above, have identical terms (except as specified) as follows: The annual interest rate on unpaid principal is 12% per annum. Interest only will be due on the unpaid balance on January 31, 1996, February 29, 1996, and March 31, 1996. Thereafter, principal and interest shall be due and payable in monthly installments of $5,593 on Note #1 and $4,366 on Note #2, each payable on the last day of each month, beginning April 30, 1996, until December 31, 1999, when the entire principal and accrued interest remaining unpaid, shall be due and payable in full. In April of 1997, the notes were renegotiated to a balance of $75,000. The balance was adjusted as a reduction of intangibles.

The purchase method of accounting was used to account for the above transactions.

                   GRAND ADVENTURES TOUR & TRAVEL PUBLISHING
                           CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1997 AND 1996


4.  ACQUISITIONS (Continued)

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

                                                                     Unaudited
                                                                       1995
                                                                   -----------
      Revenues                                                     $ 9,077,000
      Gross profit                                                   1,825,000
      Net (loss)                                                      (414,000)
      Net (loss) per weighted average
         common share (as adjusted for
         1-for-7 stock split)                                             (.28)

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

5. INTANGIBLE ASSETS

Intangible assets at December 31, 1997 and 1996 are as follows:

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

As explained in Note 4 to the financial statements, on January 13, 1996, (Closing Date) [effective December 31, 1995 (Effective Date)] Airfair acquired certain assets and assumed certain liabilities of Interline Representatives Ltd. and Airfair Publishing Corp. (IRL/APC) . Of the $593,791 total purchase price, $528,791

                   GRAND ADVENTURES TOUR & TRAVEL PUBLISHING
                           CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1997 AND 1996


5.  INTANGIBLE ASSETS (Continued)-

represented the excess of the cost over the fair value of net assets acquired and $30,000 represented a covenant-not-to compete. Also amortizable are $16,336 of additional legal and acquisition costs. The excess of cost over net assets acquired is amortized on a straight-line basis over 40 years and the covenant is amortized over 3 years. In April of 1997, promissory notes related to the acquisition of intangibles were renegotiated, resulting in a reduction of intangible assets of approximately $225,000.

At December 31, 1997 and 1996, the unamortized cost consists of the following:

                                                        1997            1996
                                                     ----------      ----------
         Cost                                        $  424,443      $  649,405
         Less accumulated amortization                  (48,524)        (27,396)
                                                     ----------      ----------

         Net                                         $  375,919      $  622,009
                                                     ==========      ==========


Amortization expense for the years ended December 31, 1997 and 1996, was $21,127 and $25,386, respectively.

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

At December 31, 1997, BEI owed the Company $255,361 and at December 31, 1996, the Company owed BEI $88,213. The receivable at December 31, 1997 is collateralized by investment securities held by BEI.

                   GRAND ADVENTURES TOUR & TRAVEL PUBLISHING
                           CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1997 AND 1996


7.  LONG-TERM DEBT

At December 31, 1997 and 1996 long-term debt consisted of the following:

                                                                                   1997           1996
                                                                                ----------     ----------
Notes payable to shareholders, due April 30, 2000
including interest at 12% per annum payable in
monthly installments, convertible into common stock
at a conversion price of $.50 principal amount for each share                   $  333,017     $  400,000

Note payable at $1,163 per month, including interest
at 14% per annum, convertible into common stock
at the conversion price of $1.00 principal amount for each
common share, subordinated to senior indebtedness                                   43,234         50,000

Note payable (acquisition of IRL/APC - see Note 4) at
$5,593 per month, including interest at 12% per annum,
collateralized by assets acquired                                                       --        172,300

Note payable (acquisition of IRL/APC - see Note 4) at
$4,366 per month, including interest at 12% per annum,
collateralized by assets acquired                                                       --        134,496

Convertible debentures due April 2000, 7% interest only
due on each anniversary with principal due at maturity,
interest may be paid in shares of common stock at the
option of the Company at the rate one share for each $.50 of interest due, unpaid principal is convertible into common stock
at a conversion price of $.25 per share                                            500,000             --

Note payable at $1,000 per month for six months beginning
April 25, 1997, then $1,500 per month for six months, then
$2,000 per month until paid in full, with interest at 8% per annum                  44,002             --

Note payable at $4,246 per month beginning April 1997, with
interest at 6% per annum                                                            10,283             --

Note payable at $1,154 per month beginning April 1997, with
interest at 10% per annum, maturity date of March 1999, unpaid
balance can be converted into common stock at $.50 per share                        16,203             --


                   GRAND ADVENTURES TOUR & TRAVEL PUBLISHING
                           CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1997 AND 1996


7.  LONG-TERM DEBT (Continued)

Note payable at $1,000 per month beginning May 15, 1997,
remaining unpaid balance due June 15, 1998, interest at 9% per
annum                                                                               21,508             --

Note payable at $556 per month beginning August 5, 1997,
with interest at 8% per annum, maturity date of August 5, 1998                       3,797             --

Note payable at $300 per month beginning June 15, 1997
for 35 months at 10% interest per annum                                              7,330             --

Note payable to be paid out of proceeds of offering or any receipts on pledged advertising accounts receivable with interest at 10% per
annum, maturity date of March 23, 1998                                              70,000             --

Note payable with interest payable quarterly beginning January 1,
1998, interest rate of 10% per annum, principal due September 30,
1999.                                                                               24,000             --

Promissory notes payable with interest payable quarterly beginning
January 1, 1998, bearing interest at 10% per annum, principal due
September 30, 1999                                                                 500,000             --
                                                                                ----------     ----------

                                                                                 1,573,374        756,796
Less current portion                                                              (290,562)      (502,573)
                                                                                ----------     ----------

Total                                                                           $1,282,812     $  254,223
                                                                                ==========     ==========


The annual maturities of long-term debt for the next five years are as follows:

Year ending
December 31,                                        Amount
------------                                      ----------
1998                                              $  290,562
1999                                                 705,729
2000                                                 564,126
2001                                                  12,957
                                                  ----------

Total                                             $1,573,374
                                                  ==========

                   GRAND ADVENTURES TOUR & TRAVEL PUBLISHING
                           CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1997 AND 1996


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

9.  DEFERRED DISCOUNT

In April of 1996, the Company entered into an agreement with a telephone long-distance service provider wherein the Company receives a discount (credit) against its telephone charges provided that its annual volume of telephone usage is equal to at least $240,000 for a period of three years. If the Company fails to meet the minimum usage requirement, the discount will be forfeited. The discount credit balance as of December 31, 1996 was $54,644. The Company renegotiated this contract during 1997 and as a result, the discount became earned and was recognized during the year,

10.  INCOME TAXES

The components of the provision for income taxes at December 31, 1997 and 1996 are as follows:


                                                            1997         1996
                                                          --------     --------
         Current tax expense                              $     --     $     --
         Deferred tax expense                                   --           --
                                                          --------     --------
         Income tax expense                               $     --     $     --
                                                          ========     ========


The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:

                                                        1997            1996
                                                     ----------      ----------
         Deferred tax assets:
            Accounts receivable                      $    4,087      $    2,995
            Net operating loss carryforwards            507,108         299,517
                                                     ----------      ----------
         Gross deferred tax assets                      511,195         302,512
            Valuation allowance                        (492,516)       (290,770)
                                                     ----------      ----------
         Total deferred tax assets                       18,679          11,742
                                                     ----------      ----------
         Deferred tax liabilities:
            Fixed assets                                  3,914           4,513
            Intangible assets                            14,765           7,229
                                                     ----------      ----------
         Total deferred tax liabilities                  18,679          11,742
                                                     ----------      ----------
         Net deferred tax asset (liability)          $       --      $       --
                                                     ==========      ==========


There are no significant reconciling items between the statutory U.S. federal rate and effective rates for the years ended December 31, 1997 and 1996.

                   GRAND ADVENTURES TOUR & TRAVEL PUBLISHING
                           CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1997 AND 1996


10.  INCOME TAXES (Continued)-

At December 31, 1997, the Company has a net operating loss carryforward totaling approximately $1,491,000 that may be offset against future taxable income. If not used, $880,000 of the carryforward will expire in 2011 and $611,000 will expire in 2012.

11.  COMMON STOCK

On December 17, 1997, the Board of Directors approved a reverse stock split whereby, the Company would issue 1 share of common stock for every 7 shares of common stock held by existing shareholders at the date of the transaction. All share transactions, outstanding shares, and related share amounts have been adjusted to take into effect the 1-for-7 reverse stock split.

Riley Investments, Inc. was incorporated as Pace Group International, Inc., ("Pace") in October, 1987 under the laws of the State of Oregon. On September 20, 1995, the stockholders approved a name change of the Company to Riley Investments, Inc. As of November 1, 1995, after the effects of the transaction described below, the Company had no operating assets and was dormant.

On May 23, 1995, the Chairman of the Board, Edwin T. Cornelius, Jr. ("Cornelius"), the Secretary/Treasurer, Joanne Cornelius, and two sons of Mr. and Mrs. Cornelius entered into an option agreement to sell 2,905,486 common shares (415,069 shares as adjusted) of Pace they owned to Bridgeworks Capital. The above shareholders, together with another shareholder who was also the son of Mr. and Mrs. Cornelius, owned an aggregate of 3,984,000 common shares (569,143 shares as adjusted) of Pace. The option agreement, among other provisions, was subject to shareholder approval of a 1- for-15 reverse stock split of the outstanding shares of Pace common stock and an exchange of substantially all net assets of Pace, including its ownership of 100% of the outstanding common stock of Pace International Research, Inc., for notes payable and unpaid accrued interest thereon owed to Cornelius which approximated $422,000 as of October 31, 1995. The above transaction was approved by the shareholders on September 20, 1995 and became effective November 1, 1995.

Prior to the consummation of the option agreement, Cornelius also transferred 450,000 shares (64,286 shares as adjusted) of Pace common stock to two investors who had previously advanced the Company $525,000 in 1987 pursuant to profit- sharing agreements. Under the terms of those profit-sharing agreements, the investors were to be paid in full from certain Pace profits.

The remaining Pace common stock owned by the Cornelius family, which aggregated 628,514 shares (89,788 shares as adjusted), were returned to the Company and 588,674 shares (84,096 shares as adjusted) were canceled as of December 31, 1996.

                   GRAND ADVENTURES TOUR & TRAVEL PUBLISHING
                           CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1997 AND 1996


11.  COMMON STOCK (Continued)

Airfair Publishing, Inc. (Airfair) is a Delaware corporation formed on January 6, 1996. Immediately Subsequent to incorporation of Airfair on January 6, 1996, the existing shareholders of BEI received four shares of Airfair for each share held in BEI, resulting in 8,500,000 shares (1,214,286 shares as adjusted) issued. An additional 600,000 shares (85,714 shares as adjusted) were authorized by the Board of Directors and issued to two shareholders, resulting in a total of 9,100,000 shares (1,300,000 shares as adjusted) issued pursuant to the spin-off of the Interline division in IMS to Airfair. (See Note 4.) Capital of $30,000 was contributed to Airfair by BEI.

In September of 1996, 25,000 shares (3,571 shares as adjusted) of common stock were issued for $25,000.

During 1996, 151,107 options were granted to note holders and shareholders to purchase common shares at option prices ranging from $3.50 to $7.00 per share.

Effective July 19, 1996, Riley and Airfair executed an Agreement that provided for the merger of MergerCo, a newly- created, wholly-owned subsidiary of Riley, with and into Airfair, which became the surviving corporation, and the conversion of the issued and outstanding Airfair stock into shares of Riley stock on the basis of one share of Riley stock for each share of Airfair stock outstanding on the Effective date. Airfair shares outstanding on the Effective date totaled 9,125,000 (1,303,571 shares as adjusted). On October 7, 1996, articles of amendment were filed on behalf of Riley wherein the name was changed to Grand Adventures Tour & Travel Publishing Corporation with authority to issue 10,000,000, no par, preferred shares and 30,000,000 common shares with a par value of $.0001. Existing shareholders in Riley at the date of conversion held 384,024 shares (54,861 shares as adjusted).

On July 16, 1997, 1,857 shares of common stock were issued in exchange for advisory services valued at $3,250. On October 24, 1997, the Company issued 71,436 common shares valued at $5.00 per share to holders of $500,000 promissory Notes (Notes) in conjunction with an offering whereby, one share (.14 share adjusted) of common stock was issued for each $1 of indebtedness represented by the Notes. $50 in cash was received for the shares and $357,130 was recorded as a financing charge. Also, during 1997, 133 additional shares were issued and approved by the Board of Directors for fractional shares resulting from the 1-for-7 reverse stock split. During 1997, 541,987 options were granted to noteholders and shareholders to purchase common shares at option prices ranging from $3.50 to $7.00 per share.

12.  LEASING ARRANGEMENTS

On December 1, 1997, the Company entered into a lease agreement for office space. The terms of the lease agreement call for 10,567 square feet of net rentable area for a period of five years and three months with an option to renew for five years. Monthly rent payments over the initial term of the lease are $12,328 from March 1, 2000 to February 28, 2001 and $12,478 from March 1, 2001 to February 28, 2003. The option year rates

                   GRAND ADVENTURES TOUR & TRAVEL PUBLISHING
                           CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1997 AND 1996


12.  LEASING ARRANGEMENTS (Continued)-

will be based on market conditions upon the renewal date. The Company was paying its portion of rent under a management services agreement on January 1, 1998 and will directly acquire all services being furnished under that agreement.

The following is a schedule of future minimum rentals under the lease agreement at December 31, 1997.

Year ending
December 31:                                                             Amount
------------                                                            --------
     1998                                                               $105,670
     1999                                                                135,614
     2000                                                                146,176
     2001                                                                149,436
     2002                                                                149,736
                                                                        --------
                                                                        $686,632
                                                                        ========

13. SUBSEQUENT EVENTS

On February 5, 1998, the Company issued stock pursuant to a public offering (Offering) whereby, 1,200,000 common shares were issued for $5.00 per share. Gross proceeds from the Offering totaled $6,000,000 with net proceeds (after underwriting discount, commissions and expenses) to the Company of $5,230,100. In conjunction with the Offering, $861,948 of debt was converted into 389,127 shares of common stock.

14. STOCK OPTION PLAN

The Company has a long-term stock incentive plan (LTSIP) that authorizes an aggregate of 450,000 shares (as adjusted for 1-for-7 reverse stock split) of common stock for future grants. Options to purchase shares of Airfair common stock granted under the previous Airfair stock option plan were exchanged for comparable options granted under the LTSIP for an equivalent number of shares pursuant to the terms of the Merger as explained in Note 4 to the financial statements. The exercise price of each employee option is $7.00 (price adjusted for 1-for-7 reverse stock split). An option's maximum term is five years. Employee options were granted on August 1, 1996 and February 1, 1997 and vest in three years.

A summary of the status of the Company's stock option grants (as adjusted for 1-for-7 stock reverse stock split) as of December 31, 1997 and 1996, and the changes during the years ending December 31, 1997 and 1996 is presented below:
(The fair value of each option grant is estimated on the grant date using an option-pricing model with the following weighted-average assumptions used for grants in 1997 and 1996: risk-free interest rate of 6%, and expected lives of 5 years for the options.)

                   GRAND ADVENTURES TOUR & TRAVEL PUBLISHING
                           CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1997 AND 1996


14.  STOCK OPTION PLAN (Continued)-

                                                                  1997                                 1996
                                                        --------------------------           -------------------------
                                                             Weighted Average                       Weighted Average
                                               Shares         Exercise Price          Shares         Exercise Price
                                             ----------      ------------------   ---------------  ------------------
Fixed Options
-------------
Balance, Beginning of Year                       43,571            $7.00                     --          $     --

Granted                                          60,874             7.00                 43,571              7.00
Exercised                                            --               --                     --                --
Forfeited                                        (6,370)            7.00                     --                --
                                             ----------                               ---------

Balance, End of Year                             98,075             7.00                 43,571
                                             ==========                               =========

Exercisable at End of Year                       38,450                                  14,523
                                             ==========                               =========
Weighted-average fair value of options
    granted during the year                  $     2.60                               $    2.66
                                             ==========                               =========

The following table summarizes information about fixed stock options outstanding at December 31, 1997 (as adjusted for 1-for-7 reverse stock split):

                                                                           Outstanding Options
                                                            ------------------------------------------------
Exercisable Options
-------------------
                                              Weighted-
                                              Average
                           Number            Remaining             Weighted-             Number            Weighted-
        Range of        Outstanding         Contractual             Average            Exercisable         Average
    Exercise Prices      12/31/97              Life             Exercise Price         at 12/31/97      Exercise Price
    ----------------   -------------     ----------------       --------------         -----------      --------------
         $7.00             37,201             3 years               $7.00                 22,734           $ 7.00
          7.00             60,874             4 years                7.00                 15,716             7.00
                           ------                                                        -------
                           98,075                                                         38,450
                           ======                                                        =======

Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under the plan consistent with FASB Statement 123, compensation cost for the years ended December 31, 1997 and 1996 would have increased by $64,000 and $38,400, respectively and the Company's net loss and loss per share wold have been reduced to the pro forma amounts indicated below:

                                                                                           1997            1996
                                                                                         -------         --------
Net (loss)                                                    As reported            $ (598,495)      $ (872,655)
                                                              Pro forma                (662,495)        (911,055)
Net (loss) per common share                As reported              (.44)                  (.64)
                                                              Pro forma                    (.48)            (.67)

                   GRAND ADVENTURES TOUR & TRAVEL PUBLISHING
                           CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1997 AND 1996


15.  GOING-CONCERN

As shown in the accompanying financial statements, the Company incurred net losses during the years ended December 31, 1997 and 1996 of $598,495 and $872,655, respectfully, and as of December 31, 1997 and 1996, current liabilities exceeded its current assets by $620,849 and $1,569,859, respectively. Those factors could create an uncertainty about the Company's ability to continue as a going concern.

As discussed in Note 13 to the financial statements, on February 5, 1998, the Company issued stock pursuant to a Public Offering (Offering) whereby, 1,200,000 common shares were issued for $5.00 per share. Gross proceeds from the Offering totaled $6,000,000 with net proceeds (after underwriting discount, commissions and expenses) to the Company of $5,230,100. In conjunction with the Offering, $861,948 of debt was converted into 389,127 shares of common stock.

These factors tend to alleviate substantial doubt about the entity's ability to continue as a going concern for a reasonable period of time. Management believes that its working capital after accomplishing the above, together with cash generated from existing operations will be sufficient to satisfy anticipated sales growth. There can be no assurance, however, that even with the provided equity investment that the Company will not encounter adverse effects on its business, financial conditions or results of operations in the future.

16. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reflected in the consolidated balance sheets for restricted cash, accounts receivable, cash overdraft, accounts payable and notes payable approximate the respective values due the short maturities of those instruments. The estimated fair values have been determined by the Company using appropriate valuation methodologies and available market information. Considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange. A comparison of the carrying value of those financial instruments, none of which are held for trading purposes, is as follows:

                                             Carrying             Fair
                                              Amount              Value
                                           -----------          ---------
Assets:
Restricted cash                            $   181,375          $ 181,375
Accounts receivable                            103,310            103,310
Liabilities:
Cash overdraft                                  26,095             26,095
Accounts payable                               420,303            420,303
Short-term debt                                290,562            290,562
Long-term debt                               1,282,812          1,282,812

                   GRAND ADVENTURES TOUR & TRAVEL PUBLISHING
                           CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1997 AND 1996


16.  FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)-

Restricted cash, cash overdraft, accounts receivable and accounts payable. The carrying value of such items approximates their fair value at December 31, 1997.

Short-term debt and long-term debt. Fair value of such debt is based on rates currently available to the Company for debt of similar terms and remaining maturities. There are no quoted prices for the debt or similar debt.

17.  RECLASSIFICATION

For the year ended December 31, 1996, a reclassification reduced "Prepaid Cruise and Tour Cost" and reduced "Deferred Cruise and Tour Revenue" by $110,205 each. There was no effect on net loss for the year.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

In connection with the Merger in 1996, the Company dismissed Isler & Co., certified public accountants, as the Company's independent auditor and selected Andersen, Andersen & Strong, L.C., to audit and report on the Company's financial statements for the years ended December 31, 1996 and 1997, which dates shall be the end of the Company's fiscal year. See Item 7. "Financial Statements and Supplementary Data."

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

No consultations occurred between the Company and Andersen Andersen & Strong, L.C.'s appointment regarding the application of accounting principles to a specific completed or contemplated transaction, the type of audit opinion, or other information considered by the Company in reaching a decision as to an accounting, auditing, or financial reporting issue.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
        CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
        OF THE EXCHANGE ACT

  The following table sets forth information concerning the directors and executive officers of the Company and their age and position with the Company. Each director holds office until the next annual stockholders' meeting and thereafter until the individual's successor is elected and qualified. Officers serve at the pleasure of the board of directors.

         NAME                    AGE               POSITION
 ----------------------------   ----   ---------------------------------------------
 Matthew O'Hayer ............     42   Chairman, Chief Executive Officer
 Joseph S. ("Jay") Juba .....     34   President, Chief Operating Officer, Secretary
 Darrell Barker .............     49   Chief Financial Officer, Treasurer
 Fernando Cruz Silva ........     37   Senior Vice President of Sales & Marketing
 Patti Macchi ...............     52   Vice President of Cruise Sales & Marketing
 Robert Sandner .............     44   Director
 Robert G. Rader ............     62   Director



  Matthew O'Hayer has served as Chairman and Chief Executive Officer of the Company since the Merger and of Airfair since its inception. Mr. O'Hayer founded Barter Exchange, Inc. (now known as BEI Holdings, Inc. "BEI") in 1983, served as its President and Chief Executive Officer from its founding until 1995 and has served as its Chairman and Chief Executive Officer since 1995. Mr. O'Hayer also serves on the boards of several small businesses and non-profit organizations.

  Joseph S. ("Jay") Juba has served as President and Chief Operating Officer of the Company since the Merger and of Airfair since its inception. He was elected to the same offices of BEI in January, 1996. Mr. Juba joined BEI in 1991 as Director of Advertising after working for more than five years in the advertising industry. From May 1994 through December 1995, Mr. Juba served as Senior Vice President of BEI.

  Darrell Barker, a Certified Public Accountant, has served as Chief Financial Officer of the Company and BEI since March 1996. Mr. Barker provided consulting services with respect to accounting from October 1995 through February 1996. From June 1994 to October 1995, Mr. Barker served as Senior Vice-President of Finance for USA Health Network of Phoenix, Arizona. From May 1993 until June 1994, Mr. Barker was President and co-owner of Texas Medical Billing Administrators, Inc., a physician services company located in San Antonio, Texas. Mr. Barker served as Vice-President of Finance and was a director for Texas Savings Life Insurance Company in Austin, Texas from October 1987 until April 1993.

  Fernando Cruz Silva, serves as Senior Vice President of Sales and Marketing. Prior to joining Airfair in January 1996, Mr. Silva held the same titles at Inventory Merchandising Services, Inc. ("IMS"), a subsidiary of BEI. Mr. Silva became employed by IMS in May of 1994 after having worked as Director of Sales and Marketing at the Fiesta Americana Hotel in Cancun, Mexico, and the Las Brisas resort in Acapulco, Mexico and served in senior sales capacities at the Hyatt and Fiesta Americana hotels in Puerto Vallarta, Mexico City, and Cancun.

  Patti Macchi is Vice President of Sales for the Company but also contributes editing and marketing expertise to the magazine. Ms. Macchi joined the Company in 1990 after working for six years with Norwegian Caribbean Line. Ms. Macchi is responsible for negotiating rates and maintaining relationships with the 27 cruise lines represented in IRL's product offering.

  Robert Sandner has served as a director of Airfair since February 1996 and of the Company since the Merger. A co- founder of BEI, Mr. Sander has served as director of BEI and IMS throughout the last five years. Mr. Sandner served as President of Cellular Resources, Inc. of South Texas a cellular service provider based in Uvalde, Texas from its inception in 1991 and until its sale in August 1996. Prior to the organization of Cellular Resources, Inc., Mr. Sandner held various offices within BEI and operated a barter franchise office in San Antonio, Texas.

  Robert G. Rader became a director of the Company as of February 3, 1998. Since the founding of Capital West Securities, Inc. ("Capital West") in 1995, Mr. Rader has served as its Managing Director of Corporate Finance. Capital West served as the managing underwriter of the Offering.

ITEM 10. EXECUTIVE COMPENSATION

  The following table reflects compensation paid to the two mostly highly compensated executive officers of the Company.

                                                                                  LONG TERM COMPENSATION
                                                                            ----------------------------
                                                                                     AWARDS
                                                                            -----------------
                                                                                                       PAYOUTS
                                                                                                       -------
                                                ANNUAL COMPENSATION         RESTRICTED   SECURITIES
                                        ---------------------------------
                                                                                STOCK    UNDERLYING    LTIP       ALL OTHER
                                         SALARY(1)(2)  BONUS(3)      OTHER      AWARD     OPTIONS     PAYOUTS    COMPENSATION
   NAME AND PRINCIPAL POSITION    YEAR       ($)         ($)          ($)        ($)      SARS(#)       ($)          ($)
 -----------------------------    ----   -----------  ---------      -----     --------  ----------   -------    ------------
 Matthew O'Hayer . . . . . . .    1997     $31,363     $20,000         $ 0           $0         0           0          $ 0
   Chairman & CEO

 Joseph S. ("Jay") Juba, . . .    1997     $50,400      20,000         $ 0           $0         0           0          $ 0
   President, COO and Secretary

------------------
(1) The above compensation schedule reflects that portion of shared management members compensation allocated to the Company within the terms of a management agreement among the Company, BEI Holdings, Inc. ("BEI"), and Inventory Merchandising Services, Inc. a wholly-owned subsidiary of BEI, See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

(2) Messrs. O'Hayer and Juba accepted salary reductions of 40% and 25%, respectively, for fiscal year 1997, meaning that the salaries allocable to Messrs. O'Hayer and Juba for fiscal year 1997 would be $31,363 and $50,400, respectively. Their salaries were reinstated to there original amounts effective January 1, 1998.

(3) Messrs. O'Hayer, Juba and Barker each received cash bonuses of $20,000 and Messr Sandner received $5,000 for fiscal year 1997.

COMPENSATION OF DIRECTORS

  The Company does not currently compensate directors for any services provided as a director.

  Mark T. Waller, a former director of the Company, entered into an advisory services agreement in October 10, 1996. Mr. Waller was also granted a non-qualified stock option in August, 1996. See, "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

EMPLOYMENT CONTRACTS

  Matthew O'Hayer, who serves as the Company's Chairman of the Board and Chief Executive Officer is not party to an employment agreement with the Company or any affiliate thereof.

  Joseph S. Juba, the President and Chief Operating Officer of the Company has signed an employment agreement with BEI Holdings, Inc. ("BEI"), and pursuant to the terms of a management agreement (the "Management Agreement") executed by Airfair, BEI Holdings, Inc. ("BEI") and Inventory Merchandising Services, Inc. ("IMS" and, together with Airfair and BEI, the "Employers"), the Company reimburses BEI for that portion of Mr. Juba's time allocable to the Company. See, "CERTAIN RELATIONSHIPS AND TRANSACTIONS." The following is a description of the terms and conditions of Mr. Juba's employment agreement which was entered into March 1, 1995:

  Mr. Juba is paid $84,000 per year with 7% annual increases, commencing with the first anniversary of the employment agreement, and a bonus equal to 2% of both BEI's and Airfair's company's Pre-Tax Net Income after allocations of corporate overhead, based upon audited financial statements. Such bonus to be calculated on an annual basis, with quarterly draws of up to 50% of bonus due with respect to each quarter's net income. Mr. Juba was granted shares of common stock of BEI and Airfair, subject to repurchase rights which lapse over time. Mr. Juba was paid an auto allowance of $420 per month for two years commencing in April, 1996. Mr. Juba is subject to three-year prohibitions (commencing with the date of employment termination) on competition, non-disclosure and non-use of proprietary information, contact with current or future customers or interference with the Employers' relationship with any current or future customers, but if terminated without cause, the prohibitions on competition and interference are terminated. If the Employers terminate the agreement without cause or if the Employer materially reduces the responsibilities of the employee, (i) the employee is to be paid all non-salary monetary compensation accrued through the date of termination and (ii) the employee is to receive, for a period of months equal to the number of years of the employee's service to one or more of the Employers since September 5, 1991, a monthly cash severance payment equal to the highest monthly salary paid to the employee. The employee is indemnified against any lawsuits or claims by any third party arising out of any action taken in good faith by the employee in the performance of his duties.

  The Company also has an Advisory Services Agreement with Mark T. Waller, one of the Company's former directors, dated October 10, 1996. During the term of this Agreement, the Company will engage the Consultant to provide advisory services in connection with designing and implementing a long-term strategic plan to enhance the Company's ability to attain its goals following the Merger. The term of the Advisory Services Agreement is for 5 years from October 10, 1996. Compensation for advisory services is $100 per year plus reimbursement for Company approved actual expenses incurred when performing the above services. The consultant serves as an independent contractor.

LONG-TERM INCENTIVE PLAN

  The Company has a long-term stock incentive plan (LTSIP) that reserves shares of Common Stock for grants to employees and others who are determined to be key to the future operational success of the Company.

  The Company's shareholders have recently enacted measures to reduce the number of shares subject to the LTSIP from a total of 1,000,000 to a total of 450,000.

  Pursuant to the terms of the Merger, options to purchase shares of Airfair common stock granted under the previous Airfair stock option plan were exchanged for comparable options granted under the LTSIP for an equivalent number of shares. The exercise price of each employee option is $7.00 after Reverse Stock Split. An option's maximum term is five years. Employee options were granted on August 1, 1996 and vest in three years. The fair value of each option grant is estimated on the grant date using an option-pricing model with the following weighted-average assumptions used for grants in 1996: risk-free interest rate of 6%, and expected lives of 5 years for the options.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

PRINCIPAL STOCKHOLDERS

  The following table sets forth, as of December 31, 1997, as adjusted for the Reverse Stock Split and for the Conversion, the name and shareholdings, including options to acquire Common Stock, of each person who owns of record, or was known by the Company to own beneficially, 5% or more of the shares of the Common Stock currently issued and outstanding; the name and shareholdings, including options to acquire the Common Stock, of each director; and the shareholdings of all executive officers and directors as a group. The address of each of the individuals listed below is the address of the Company.

                                                                PERCENTAGE OF    PERCENTAGE OF
                                     NATURE OF    NUMBER OF       OWNERSHIP        OWNERSHIP
      NAME OF PERSON OR GROUP        OWNERSHIP  SHARES OWNED   BEFORE OFFERING  AFTER OFFERING
   -------------------------------   ---------  ------------  ----------------  --------------
 Matthew O'Hayer . . . . . . . .     Direct       557,714           30.5%            18.4%
 Joseph S. "Jay" Juba  . . . . .     Direct       157,142            8.6%             5.2%
 Fernando Cruz Silva . . . . . .     Direct        44,285            2.4%             1.5%
 Robert Sandner  . . . . . . . .     Direct       114,285            6.3%             3.8%
 All executive officers and
 directors as a                      Direct       873,426           47.8%            28.9%
   group (seven persons) . . . .
                                     Options       21,427            1.2%              .7%
           Total . . . . . . . .                  894,853           49.0%            29.6%

The Company's executive officers and directors, entities affiliated with them and employees of the Company and holders of at least 5% of the outstanding Common Stock affiliated with the executive officers and directors will beneficially own shares of Common Stock representing more than 29% of the total voting power of the Common Stock after giving effect to the Offering. These persons, if acting in concert, will be able to exercise control over the Company's affairs and are likely to be able to control the Board of Directors and the disposition of any matter submitted to a vote of stockholders.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Prior to the Offering, the Company had only one disinterested director. The Company has agreed with the state securities administrators of certain states, as well as the Boston Stock Exchange and the Nasdaq SmallCap(SM) Market, that from and after the consummation of the Offering, the Company will have at least two directors who are independent and capable of exercising independent judgment. The Company represents that (A) all future material affiliated transactions and loans will be made or entered into on terms that are no less favorable to the Company than those that can be obtained from unaffiliated third parties; and (B) all future material affiliated transactions and loans, and any forgiveness of loans, will be approved by a majority of the Company's independent directors who (i) do not have an interest in the transactions and
(ii) have access, at the Company's expense, to the Company's or independent legal counsel. Unless otherwise indicated, the terms of the following transactions were not the results of arm's length negotiations, but in the opinion of management of the Company each transaction is on terms as fair to the Company as could be obtained in arm's length negotiations in similar circumstances.

ACQUISITION OF INTERLINE TRAVEL DIVISION

  On December 1, 1994, IMS acquired assets from Louis J. and Claudia Nackos in exchange for the assumption by IMS of $144,394 in liabilities. These assets are the basis of the Marketing Division's hotel operations. In connection with the formation of Airfair on January 6, 1996, IMS transferred certain interline travel operating assets to Airfair in exchange for Airfair's assumption of the related liabilities. At the time of such transfer and assumption by Airfair, Airfair lacked sufficient disinterested directors to certify such transactions.

ORGANIZATION OF THE COMPANY'S SUBSIDIARY

  Airfair, the Company's operating subsidiary, was initially organized in January 1996 as a subsidiary of BEI Holdings, Inc. ("BEI"). In anticipation of distributing its shares of Airfair's common stock to the shareholders of BEI, and in order to provide Airfair's executive officers with an increased equity stake in Airfair, BEI granted 71,429 shares of Airfair common stock (as adjusted for Reverse Stock Split) to Joseph S. Juba and 14,286 shares to Fernando Cruz Silva. At the time of the grant, Mr. Juba was President, Chief Operating Officer and Secretary of BEI and Airfair, and Mr. Cruz Silva was Senior Vice President of Sales and Marketing for both companies.

  From organization of the Company through March 1, 1996, the Company obtained the services of its principal executives, Matthew O'Hayer, Jay Juba, and after his employment on March 25, 1996, Darrell Barker, together with computer access, accounting services, rental space and related administrative support, from BEI, which allocated 70% of the direct costs of such items to the Company and the remaining 30% to Inventory Merchandising Services, Inc., a wholly-owned subsidiary of BEI ("IMS"). Effective March 1, 1996, the Company entered into a management agreement with IMS under which it agreed to provide the Company with such executive services and administrative support for a fee equal to 0.5% of the Company's gross revenue per month plus a portion of the direct payroll expenses of certain members of management who serve BEI, IMS, and Airfair. These management fees amounted to approximately $174,965 and $68,475 for the years ended December 31, 1997 and 1996 respectively. Such management fees include reimbursement for an allocable portion of the time of such executives devoted to the business affairs of the Company as follows: Matthew O'Hayer, approximately 70% of his time at an annual salary of $130,680; Joseph S. Juba, approximately 80% of his time at an annual salary of $84,000; and Darrell Barker, approximately 50% of his time at an annual salary of $60,000. The Management Agreement terminated on December 31, 1997, when the Company moved to new office space. At the time the Management Agreement was agreed upon, the Company lacked sufficient disinterested directors to ratify its terms and conditions.

  Airfair and IMS have also entered into an inventory marketing agreement whereby Airfair sells certain IMS inventories. Airfair is required to make monthly payments to IMS equaling (i) the cash value of IMS's acquisition cost in the inventory plus (ii) 25% of the collected revenue generated from such sales less such cash value. The Marketing Agreement has been terminated, by agreement of Airfair and IMS, as of January 31, 1998. At the time the Marketing Agreement was agreed upon, the Company lacked sufficient disinterested directors to ratify its terms and conditions.

ACQUISITION OF INTERLINE REPRESENTATIVES, LTD., AND AIRFAIR PUBLISHING CORP.

  On January 13, 1996, effective January 1, 1996, Airfair acquired the cruise line operations of the Marketing Division and the Magazine and the related assets, by assuming liabilities of $204,326 (which assumed liabilities have been paid), paying $30,000 in cash, and delivering promissory notes aggregating $359,465. The promissory notes were personally guaranteed by Matthew O'Hayer.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

a)  1.  Financial Statements

    The following financial statements are filed as a part of this Form 10-KSB:

    The Index to Consolidated Financial Statements is set out in Item 7 herein.

    Exhibit 27.01 Financial Data Schedule

    The following financial statements are incorporated by reference from Form 8-K filed October 15, 1996:
    FINANCIAL STATEMENTS OF BUSINESS ACQUIRED.
       Report of Andersen Andersen & Strong, L.C., independent public accountants
       Airfair Publishing, Inc., condensed balance sheet as of December 31, 1994 Airfair Publishing, Inc., pro forma condensed balance sheet as of December 31, 1995
       Airfair Publishing, Inc., pro forma condensed statement of operations for the year ended December 31,1994
       Airfair Publishing, Inc., pro forma condensed statement of operations for the year ended December 31, 1995
       Airfair Publishing, Inc., notes to condensed historical financial statements as of December 31, 1995 and 1994
       Airfair Publishing, Inc., notes to condensed pro forma financial statements (unaudited) as of December 31, 1995 and 1994
       Airfair Publishing, Inc., condensed balance sheet as of June 30, 1996 Airfair Publishing, Inc., condensed statement of operations for the six months ended June 30, 1996
       Airfair Publishing, Inc., notes to condensed financial statements

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

b)      Reports on Form 8-K

    The following exhibits are incorporated by reference from Form 8-K filed October 15, 1996:

    Exhibits
    2.01 Agreement and Plan of Merger entered into effective July 19,1996, by and between Riley Investments, Inc, and Airfair Publishing, Inc.
    3.01 Restated Articles of Incorporation of Grand Adventures Tour & Travel Publishing, Corporation
    10.01 Advisory Services Agreement effective October 10, 1996 by and between Riley Investments, Inc. to Mark Waller
    10.02        Long Term Stock Incentive Option Plan
    10.03 Non-Qualified Stock Option granted effective August 19, 1996 by Riley Investments, Inc. to Mark Waller
    10.04        Indemnification and Pledge Agreement
    16.01        Letter from Isler & Co., former Company auditors
    12.01        Consent of Andersen, Andersen & Strong, L.C.

    The following exhibits are incorporated by reference from the Registration Statement on Form SB-2 filed October 24, 1997:

    3.02         Bylaws
    21.1         Subsidiaries of the Registrant

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


            (Registrant)  Grand Adventures Tour & Travel Publishing Corporation
                          -----------------------------------------------------
                    By   /s/  Joseph S. Juba
                         -------------------
                         Joseph S. Juba,  President/ Chief Operating Officer

                  Date   April 15, 1998
                         --------------



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                    By   /s/  Darrell W. Barker
                         ----------------------
                         Darrell W. Barker,  Chief Financial Officer

                  Date   April 15, 1998
                         --------------


                    By   /s/  Matthew O'Hayer
                         --------------------
                         Matthew O'Hayer, Chairman of the Board and Chief Executive Officer

                  Date   April 15, 1998
                         --------------

                    By   /s/  Robert Sandner
                         -------------------
                         Robert Sandner,  Director

                  Date   April 15, 1998
                         --------------

                    By   /s/  Robert Rader
                         -----------------
                         Robert Rader,  Director

                  Date   April 15, 1998
                         --------------

                                EXHIBIT INDEX

EXHIBIT
NUMBER                          DESCRIPTION
-------                         -----------

27.1                   Financial Data Schedule