Form 10QSB
period 1998-03-31
GRAND ADVENTURES TOUR & TRAVEL PUBLISHING CORP
filed 1998-05-15
CIK 791958

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                        COMMISSION FILE NUMBER 33-4734-D

              GRAND ADVENTURES TOUR & TRAVEL PUBLISHING CORPORATION
                       (FORMERLY RILEY INVESTMENTS, INC.)
               (Exact name of registrant as specified in charter)

              OREGON                                    93-0950786
  (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                    Identification No.)

        211 EAST 7TH STREET, 11TH FLOOR, AUSTIN, TEXAS           78701
        ----------------------------------------------         ----------
          (Address of principal executive offices)             (Zip Code)

  Registrant's telephone number, including area code (512) 391-2000
                                                     --------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes X      No
                                                              ---       ---
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 11, 1998, the Company had outstanding 3,021,412 shares of its common stock, par value $0.0001.

                           PART I FINANCIAL STATEMENTS
ITEM 1. FINANCIAL STATEMENTS
                    GRAND ADVENTURES TOUR & TRAVEL PUBLISHING
                           CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

------------------------------------------------------------------------------------------------------------------------------------
                                                                                           UNAUDITED         UNAUDITED
                                                                                            MARCH 31,         MARCH 31,
ASSETS                                                                                        1998              1997
                                                                                          -----------       -----------
CURRENT ASSETS
     Cash and cash equivalents                                                            $ 3,662,406      $        --
     Restricted Cash                                                                          216,815          100,640
     Accounts receivable, net of allowance for
              doubtful accounts of $12,020 in 1998 and 1997                                    86,416           44,766
     Due from affiliate                                                                       373,270               --
     Prepaid hotel cost                                                                       198,346          451,718
     Prepaid cruise and tour cost                                                             278,573          722,537
     Rooms/Cabins held for sale                                                               140,604               --
                                                                                          -----------      -----------
             Total Current Assets                                                           4,956,430        1,319,661
                                                                                          -----------      -----------
PROPERTY AND EQUIPMENT, AT COST, NET OF
     accumulated depreciation                                                                 111,014           58,480
                                                                                          -----------      -----------
OTHER ASSETS
     Other assets                                                                              35,161               --
     Intangible assets, net of accumulated
              Amortization                                                                    371,001          615,578
                                                                                          -----------      -----------
                                                                                          $ 5,473,606      $ 1,993,719
                                                                                          ===========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

     Accounts payable                                                                         321,186          513,944
     Other current liabilities                                                                188,890          374,407
     Due to affiliate                                                                            --             78,121
     Current portion of long-term debt                                                           --            530,604
     Deferred hotel revenue                                                                   506,153          580,089
     Deferred cruise and tour revenue                                                         344,724          758,126
     Deferred subscription revenue                                                             86,660          118,531
                                                                                          -----------      -----------
             Total Current Liabilities                                                      1,447,613        2,953,822
                                                                                          -----------      -----------
OTHER LIABILITIES
     Long-term debt                                                                               --           254,223
     Deferred discount                                                                            --            54,644
                                                                                          -----------      -----------

             Total Other Liabilities                                                              --           308,867
                                                                                          -----------      -----------
STOCKHOLDERS' (DEFICIT)
     Preferred stock, no par value; authorized
             10,000,000 shares; none issued and outstanding                                       --              --
     Common stock $.0001 par value; authorized
             30,000,000 shares; issued and outstanding
             3,021,412 and 1,431,858 shares in 1998 and 1997,
             Respectively  (Note 2)                                                               302              136
     Additional paid-in capital                                                             6,703,600          599,024
     Accumulated deficit                                                                   (2,677,909)      (1,868,130)
                                                                                          -----------      -----------
             Total Stockholders' Equity  (Deficit)                                          4,025,993       (1,268,970)
                                                                                          -----------      -----------
                                                                                          $ 5,473,606      $ 1,993,719
                                                                                          ===========      ===========

 The accompanying notes are an integral part of these consolidated financial statements.

                    GRAND ADVENTURES TOUR & TRAVEL PUBLISHING
                           CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


================================================================================


                                                                  UNAUDITED
                                                              THREE MONTHS ENDED
                                                              ------------------
                                                         MARCH 31,          MARCH 31,
                                                           1998               1997
                                                           ----               ----
REVENUES
     Hotel revenue                                     $ 1,153,083      $ 1,044,379
     Cruise and tour revenue                             1,481,918        1,451,930
     Magazine subscription and advertising revenue         121,097           60,152
     Interest income                                        20,059             --
     Merchandise and other revenue                           4,304            3,227
                                                         ---------        ---------
              Total Revenues                             2,780,461        2,559,688
                                                         ---------        ---------
COST OF SALES
     Hotel cost                                            906,888          813,848
     Cruise and tour cost                                1,295,890        1,279,865
     Magazine publishing cost                              190,580           62,840
                                                         ---------        ---------
              Total Cost of Sales                        2,393,358        2,156,553
                                                         ---------        ---------
              Gross Profit                                 387,103          403,135
OPERATING EXPENSES
     Selling, general and administrative expenses          237,203          229,133
     Wages                                                 424,557          238,304
     Depreciation and amortization                          11,950           11,020
                                                         ---------        ---------
              Total Operating Expenses                     673,710          478,457
                                                         ---------        ---------
Net Loss Before Income Taxes                              (286,607)         (75,322)
Income Tax Expense                                            --               --
                                                         ---------        ---------
Net (Loss)                                               $(286,607)       $ (75,322)
                                                         =========        =========

Net (Loss) Per Common Share (Note 2)                     $   (0.09)       $   (0.06)
                                                         ---------        ---------

Weighted Average Common Shares Outstanding               3,021,412        1,358,432
                                                         ---------        ---------


        The accompanying notes are an integral part of these consolidated financial statements.

              GRAND ADVENTURES TOUR & TRAVEL PUBLISHING CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE THREE MONTHS MARCH, 31, 1998 AND 1997


                                                                            UNAUDITED     UNAUDITED
                                                                             MARCH 31,     MARCH 31,
                                                                              1998           1997
                                                                              ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                $  (286,607)     $   (75,323)
Adjustments to reconcile net loss to cash provided by
     operating activities:
              Depreciation and amortization                                  11,950           11,020
              Provision for losses on accounts receivable                         0                0
              Bridge loan financing charge                                        0                0
             Changes in operating assets and liabilities:
              Restricted Cash                                               (35,440)               0
              Accounts receivable                                            16,894          (24,855)
              Rooms/Cabins held for sale                                     42,374                0
              Prepaid offering expenses                                     113,508                0
              Prepaid hotel cost                                           (145,319)        (199,374)
              Prepaid cruise and tour cost                                 (198,091)        (143,622)
              Other assets                                                    2,018                0
              Leasehold improvements                                              0                0
              Accounts payable                                              (99,117)         (65,044)
              Accrued expenses                                             (146,404)         194,540
              Receivable from affiliates and other                         (117,909)         (10,092)
              Deferred hotel revenue                                        221,214          194,237
              Deferred cruise and tour revenue                              191,668          134,411
              Deferred subscription revenue                                   6,019           13,471
              Deferred discount                                                   0                0
                                                                         ----------          -------
                   Net Cash Provided (Used) by Operating Activities        (423,242)          29,369
                                                                         ----------          -------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Business acquisitions                                                        0                0
     Purchase of property and equipment                                     (59,195)               0
     Proceeds from sale of equipment                                              0                0
                                                                         ----------          -------
                   Net Cash Provided (Used) by Investing Activities         (59,195)               0
                                                                         ----------          -------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of common stock                                   5,744,312                0
     Proceeds from notes payable                                                  0           40,000
     Repayments of notes payable                                         (1,573,374)         (11,969)
                                                                         ----------          -------

                   Net Cash Provided by Financing Activities              4,170,938           28,031
                                                                         ----------          -------
     Net Increase (Decrease) in Cash                                      3,688,501           57,400
     Cash at Beginning of Period (Overdraft)                                (26,095)          43,240
     Cash at End of Period (Overdraft)                                  $ 3,662,406      $   100,640
                                                                         ==========          =======
SUPPLEMENTAL CASH FLOW INFORMATION
     Cash paid during the period for interest                           $    24,405           13,094

The accompanying notes are an integral part of these consolidated financial statements.

Supplemental schedule of noncash investing and financing activities: For the three months ended March 31, 1998, the Company had net non-cash transactions of $42,374 which represents the net change between utilization of room credits used during the quarter and new room credits acquired under advertising agreements. The Company also had $863,388 of convertible notes payable that converted into 389,554 shares of the Company's common stock.

                    GRAND ADVENTURES TOUR & TRAVEL PUBLISHING
                           CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (Unaudited)

1.       GENERAL

The accompanying unaudited consolidated financial statements have been prepared in conformity with the accounting principles stated in the audited financial statements for the year ended December 31, 1997 and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position as of March 31, 1998 and the results of operations for the periods presented. These statements have not been audited or reviewed by the Company's independent certified public accountants. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

The notes to consolidated financial statements appearing in the Company's Annual Report on form 10-KSB for the year ended December 31, 1997 filed the Securities Exchange Commission should be read in conjunction with this Quarterly Report on Form 10-QSB. There have been no significant changes in the information in those notes other than from normal business activities of the Company.


2.       COMMON STOCK

On December 17, 1997, the Board of Directors approved a reverse stock split whereby, the Company would issue 1 share of common stock for every 7 shares of common stock held by existing shareholders at the date of the transaction. All share transactions, outstanding shares, and related share amounts have been adjusted to take into effect the 1-for-7 reverse stock split.

On February 5, 1998, the Company issued stock pursuant to a public offering (Offering) whereby, 1,200,000 common shares were issued for $5.00 per share. Gross proceeds from the Offering totaled $6,000,000 with net proceeds (after underwriting discount, commissions and expenses) to the Company of $5,230,000. In conjunction with the Offering, $863,388 of debt was converted into 389,554 shares of common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OR PLAN OF OPERATION

    The financial information set forth in the following discussion should be read in conjunction with, and qualified in its entirety by, the financial statements of the Company included elsewhere herein.

GENERAL

             A watershed period for the Company, the first quarter represents a complete change in the Company's financial condition brought about the successful completion of a public offering in February See, "THE OFFERING," infra. that provided net proceeds to the company of $5.23 million. In addition to the activity associated with closing of the offering, the Company's entire operation was physically relocated in the last week of 1997. In spite of all of these distractions new bookings for the period showed a marked 30% increase over the same period of the prior year.

         In this new environment, the Company focused on re-negotiating vendor relationships, upgrading systems and increasing staff to accommodate increased phone volume expected to be generated by the Company's planned circulation increases for 1998. As part of the efforts to increase circulation the Company began negotiations with a number of airlines in order to provide their employees/retirees with subscriptions to the Company's flagship marketing piece, the bi-monthly magazine, Interline Adventures. These negotiations are ongoing, and working through than normal bureaucratic procedures is proceeding with good results. A internal reorganization of sales and marketing operations was also carried out during this quarter, and it is expected to focus and prepare management for the coordinated efforts necessary to operate and manage a rapidly growing direct marketing business.


THE OFFERING

    On February 5, 1998, the Company completed an underwritten public offering ("Offering") for 1,200,000 shares of its Common Stock, $.0001 par value at $5.00 per share through an underwriting syndicate led by Capital West Securities, Inc. The gross proceeds of the offering were $6,000,000. After underwriting discount and commissions, the net proceeds to the Company were $5,230,000. In February and March, 1998, the Company utilized a portion of these proceeds to: (a) pay off all notes payable that did not convert to common stock in an amount of approximately $821,000; (b) to pay offering expenses of $190,000; (c) to purchase computer equipment of $82,000; and (d) to pay past due vendor payables and operating and publishing expenses of $690,000. The remaining funds are being used for implementing the Company's business plan which focuses primarily on building the marketing and publishing areas of the Company. The Company is now substantially debt free, with the exception of normal operating expenses and accruals and holds a substantial cash reserve. See "LIQUIDITY AND CAPITAL RESOURCES."

FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION

         The Company had a positive working capital of $3.5 million as of March 31,1998, as compared to a negative working capital of $1.6 million at March 31, 1997. The cause for this increase in working capital between years was the cash infusion from the Offering. Total current assets increased $3.6 million between years to $5.0 million with the largest increase being in cash. The Company ended the quarter with $1.4 million in current liabilities as compared to $3.0 million for the prior year quarter. This decrease in current liabilities was a result of the Company's previously mentioned debt and vendor payables payments as well as a decrease in the deferred revenue for cruises and tours.

    Accrued expenses are comprised mainly of payroll, vacation, commissions, and publishing and general administrative expenses. Deferred revenues for hotels and cruises represent the moneys received from passengers that are deferred for revenue recognition purposes until the passenger has completed travel. These deferred liabilities are very short-term in nature due to the short time frame between booking date and travel date. Deferred subscription revenue represents subscription moneys received but not earned at quarter end. Magazine subscriptions are normally paid in full in advance for the one- or two- year subscription period. Revenue is earned on a prorata basis as the magazines are printed and shipped to the subscribers.

    The Company had $1.6 million in notes payable and convertible debentures at December 31, 1997. Subsequent to the Offering, holders of $863,000 of convertible debt elected to convert their debt into approximately 389,554 shares of Common Stock. All of the remaining debt was repaid subsequent to the Offering.

    The Company had $5.5 million in total assets at March 31, 1998 compared to assets of $1.9 million at the end of March 31, 1997. The Company has $3.7 million in cash invested in short-term (primarily money market funds) investment grade funds. The restricted cash balance of $217,000, represents escrow deposits required by the Company's previous banks as a reserve for charge backs against the Company's Visa/MasterCard credit card processing. The Company has recently changed banking and credit card relationships whereby no separate escrow deposit will be required. However, the Company has pledged $120,000 in certificates of deposit to secure credit card requirements with the new bank, and the currently held escrow deposits will be returned to the Company over the next few months. Additionally, the Company has negotiated a 33% decrease in the rate for credit card processing fees with the new bank. Since approximately 70% of the Company's hotel and resort customer payments are received by credit card this should provide the Company with a significant monthly expense saving.

    The accounts receivable is comprised primarily of advertising revenue due from vendors that advertised in the Magazine and updates. Prepaid tour cost and prepaid cruise cost represents funds paid to hotels and cruise lines as of March 31, 1998, for travel dates that occur after that date. These prepaid items relate directly to the previously discussed deferred revenues and are also very short-term in nature. Goodwill was reduced by $225,000 during 1997 due to a reduced lump sum settlement of the notes due the prior owners of the acquired assets. Room/Cabins held for sale arises out of advertising agreements where hotels and cruise lines allot rooms and cabins in exchange for advertising in the Company's publications. There was also a balance due from affiliates (BEI/IMS).

RESULTS OF OPERATIONS

Overall Operating Results

    The Company had a net loss for the quarter ended March 31, 1998 of $286,000, as compared to a loss of $75,322 for the previous year quarter. The current quarter loss is primarily a result of flat travel sales for the period which the Company attributes to marketing efforts in the third and fourth quarters of 1997 which were still constrained by a lack of working capital. Additionally, since the completion of the Offering, the Company began to incur significant increased publishing and marketing expenses. Recognized revenue lags publishing and distribution of publication of information by as much as 6 months. Additionally, the company incurred a number of shareholder related expenses incurred with the completion of the Offering which the Company had not previously undertaken in 1st quarter 1997.

    The Company did experience a modest increase in sales over the same period in 1997 and believes that the increase primarily attributed to more consistent distribution of the Magazine and repeat customer sales. Most importantly though the Company is pleased that advance bookings for the period showed an increase of 30% as compared to bookings a year ago. These are mainly attributable to more consistent if not increased marketing in the fall of 1997 as well as improved performance in the phone reservations center. These reservations represent new bookings as opposed to "booked, paid, traveled" in that they may or may not have completed travel during the quarter. However, they should have an impact on earned revenues in future periods. The Magazine's production schedule has been increased to every two months. The Company also produces an update brochure promoting hotel and cruise specials for bulk distribution through airport offices. Management believes that increased circulation will increase the value of the publications to both advertisers and subscribers which should lead to increased advertising revenue in future periods. Prior to the Offering, the funding of mailing of publications was not consistently achieved due to a reliance on funding by means of short-term debt instruments.

Revenue

    Gross revenue for the quarter ended March 31, 1998, was $2.8 million, an increase of $221,000 or 9% over the 1997 first quarter. Hotel sales increased 10% while cruises/tours increased 2% over the comparable quarters. Since the Offering, the Company has increased the quantity, distribution and frequency in the production of its publications and has utilized a portion of the proceeds of the Offering in this effort. Sales increased in spite of the fact that the Company lacked sufficient operating capital to develop a strong marketing representative base or produce the Company's publications on a consistent basis. Management anticipates that sales should grow during 1998 with the aid of a stronger distribution network and a consistent and increased publishing schedule. The Company recognizes hotel and cruise revenues on a "booked, paid, traveled" basis; (i.e. revenue is not earned until the passenger has completed travel).

    Subscription and advertising revenues reflect a 100% increase for the current year quarter as compared to the prior year. This was the result of Management's intent on upgrading the quality and size of the publications. Management (with the use of Offering proceeds) shifted from a "paid" to a "controlled" circulation. Management anticipates that this shift will increase circulation and thereby make the Magazine more attractive to advertisers. There can be no assurances in this regard.

Cost of Goods Sold

Cost of sales increased proportionately with the increase in sales. The average margin for hotel sales was 21.4% for the quarter as compared to 22% for the previous year quarter. Cruise and tour average gross margin increased for the first quarter of 1998 to 12.5% of sales. The comparable 1997 margin for cruises and tours was 11.9%. Margins for both hotels and cruises can fluctuate depending on the mix of properties being sold and the varying margins associated with these properties. Publishing cost increased due to a large increase in the number of publications being distributed. The March/April 1998 issue of the Magazine was increased to 121,200 copies while Updates for the same issue were 300,000 copies. This compares to 75,000 magazines and 300,000 Updates issued for the January/February 1998 edition. The Company anticipates that the number of Magazines and Updates issued in the future will continue to increase as the Company enters new interline markets.

Operating Expenses

    Operating expenses for the quarter ended March 31, 1998, were $674,000 as compared to $478,000 for the prior year comparable quarter. The primary increases in expenses relate to marketing and sales. During the current year quarter, the Company incurred additional expenses in the form of advertising in airline related publications as well beginning a weekly fax out of specials. Because of the increase in new bookings previously mentioned, the Company also experienced a significant increase in credit card fees, telephone and postage and delivery charges. The revenue associated with these expenditures will be recognized when travel has occurred which may or may not be in the same quarter as the expense. Another major expense in the prior year quarter was management fees. Airfair, the Company's wholly-owned subsidiary, entered into a management agreement with BEI and IMS effective March 1, 1996. Under this agreement, BEI permitted Airfair to use office space and certain equipment leased by BEI, and BEI and IMS provided Airfair insurance, payroll services, office supplies and other minor office services. IMS and BEI charged Airfair a management fee equal to 0.5% of Airfair's gross revenue per month for these services. In addition, pursuant to the terms of the Management Agreement, IMS, BEI, and Airfair agreed that Airfair would reimburse BEI for a portion of the direct payroll expenses of certain members of management who serve BEI, IMS, and Airfair (the "Shared Management Members"). The proportion was intended to correspond with the amount of time expended by the Shared Management Members on the business matters of Airfair. The Company terminated that management services agreement January 1, 1998, and directly acquired all services being furnished under that agreement. As such the shared management salaries are included in Wages for the current quarter while they were included in general and administrative expenses in the previous year quarter. With the exception of a new lease agreement, discussed below, the Company does not anticipate a material increase in expenses above what was incurred under the management services agreement.

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

    The Company anticipates that operating expenses will increase substantially for the remainder of 1998. These increases will be incurred primarily in the areas of marketing and publishing. However, the Company expects that these expense increases will be than offset by increased sales.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has an accumulated deficit of $2.7 million ($544,000 of this deficit is attributable to periods prior to the Company's commencement of operations within the interline travel industry and $357,000 is attributable to a one-time non-cash charge incurred December 1997 in connection with the Offering). The Company's auditors for fiscal year 1996 included in their audit opinions a qualification regarding the Company's ability to continue as a going concern. As a result of the successful completion of the Offering, the Company's auditors have not included a similar qualification in their audit opinion for fiscal year 1997.

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

    The SEC Divisions of Corporation Finance and Investment Management issued Staff Legal Bulletin No. 5 to remind companies of their disclosure obligations with the year 2000 computer problems. The Company's accounting system and reservation system programs have been either modified or upgraded to accommodate the year 2000 and beyond. The Company has not been informed of any year 2000 issues as it relates to outside vendors upon whom the Company relies.

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

                        (Registrant)  Grand Adventures Tour & Travel
                                      Publishing Corporation
                                      -------------------------
                              By     /s/  Joseph S. Juba
                                     --------------------------
                                     Joseph S. Juba, President/Chief
                                     Operating Officer

                              Date   May 15, 1998
                                     --------------------------
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                               By      /s/  Darrell W. Barker
                                       -------------------------------------
                                       Darrell W. Barker, Chief Financial
                                       Officer

                               Date    May 15, 1998
                                       --------------------------


                               By      /s/  Matthew O'Hayer
                                       -------------------------------------
                                       Matthew O'Hayer, Chairman of the Board
                                       and Chief Executive Officer

                               Date    May 15, 1998
                                       --------------------------

                               By      /s/  Robert Sandner
                                       -------------------------------------
                                       Robert Sandner, Director

                               Date    May 15, 1998
                                       --------------------------

                               By      /s/  Robert Rader
                                       -------------------------------------
                                       Robert Rader, Director

                               Date    May 15, 1998
                                       --------------------------

                                  EXHIBIT INDEX

EXHIBIT
 NUMBER                 DESCRIPTION
--------                -----------

27.1              Financial Data Schedule