Form 10QSB
period 1998-06-30
GRAND ADVENTURES TOUR & TRAVEL PUBLISHING CORP
filed 1998-08-14
CIK 791958

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                        COMMISSION FILE NUMBER 33-4734-D

              GRAND ADVENTURES TOUR & TRAVEL PUBLISHING CORPORATION
                       (FORMERLY RILEY INVESTMENTS, INC.)
               (Exact name of registrant as specified in charter)

           OREGON                                            93-0950786
 (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                        Identification No.)


 211 EAST 7TH STREET, 11TH FLOOR,  AUSTIN, TEXAS               78701
------------------------------------------------               -----
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code         (512) 391-2000
                                                           --------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes   X    No
                                                              -----     -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 7, 1998, the Company had outstanding 3,021,412 shares of its common stock, par value $0.0001.

                           PART I FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

                    GRAND ADVENTURES TOUR & TRAVEL PUBLISHING
                           CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                                                          UNAUDITED          AUDITED
                                                                           JUNE 30,        DECEMBER 31,
                                                                            1998              1997
                                                                         -----------      -----------
ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                           $ 2,506,564     $         --
     Restricted Cash                                                         184,014          181,375
     Accounts receivable, net of allowance for
              doubtful accounts of $12,020 in 1998 and 1997                   80,258          103,310
     Due from affiliate                                                      397,996          255,361
     Prepaid offering expenses                                                    --          113,508
     Prepaid expenses                                                        260,270               --
     Prepaid hotel cost                                                      230,908           53,027
     Prepaid cruise and tour cost                                            414,891           80,482
     Rooms/Cabins held for sale                                              199,168          182,978
                                                                         -----------      -----------
             Total Current Assets                                          4,274,068          970,041
PROPERTY AND EQUIPMENT, AT COST, NET OF                                  -----------      -----------
      accumulated depreciation                                               293,031           58,851
OTHER ASSETS                                                             -----------      -----------
     Other assets                                                             38,355           37,179
     Intangible assets, net of accumulated
            amortization                                                     366,082          375,919
                                                                         -----------      -----------
                                                                         $ 4,971,536      $ 1,441,990
                                                                         ===========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Cash overdraft                                                      $        --      $    26,095
     Accounts payable                                                        145,250          420,303
     Other current liabilities                                                87,338          335,294
     Current portion of long-term debt                                            --          290,562
     Deferred hotel revenue                                                  433,134          284,939
     Deferred cruise and tour revenue                                        435,630          153,056
     Deferred subscription revenue                                            66,265           80,641
                                                                         -----------      -----------
             Total Current Liabilities                                     1,167,617        1,590,890
                                                                         -----------      -----------
OTHER LIABILITIES
     Long-term debt                                                               --        1,282,812
                                                                         -----------      -----------
             Total Other Liabilities                                              --        1,282,812
STOCKHOLDERS' (DEFICIT)                                                  -----------      -----------
     Preferred stock, no par value; authorized
             10,000,000 shares; none issued and outstanding                       --               --
     Common stock $.0001 par value; authorized
             30,000,000 shares; issued and outstanding
             3,021,412 and 1,431,858
             shares in 1998 and 1997, respectively                               302              143
     Additional paid-in capital (deficit)                                  6,628,034          959,447
     Accumulated deficit                                                  (2,824,417)      (2,391,302)
                                                                         -----------      -----------
             Total Stockholders' (Deficit)                                 3,803,919       (1,431,712)
                                                                         -----------      -----------
                                                                         $ 4,971,536      $ 1,441,990
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

                    GRAND ADVENTURES TOUR & TRAVEL PUBLISHING
                           CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


================================================================================



                                                                           UNAUDITED
                                                                       THREE MONTHS ENDED
                                                                       ------------------
                                                                   JUNE 30,           UNE 30,
                                                                    1998               1997
                                                                 ------------      ------------
REVENUES
     Hotel revenue                                               $  1,534,285      $  1,324,238
     Cruise and tour revenue                                        2,350,880         1,952,618
     Magazine subscription and advertising revenue                    255,634           101,353
     Interest income                                                   42,866                --
     Merchandise and other revenue                                      5,677             5,049
                                                                 ------------      ------------
              Total Revenues                                        4,189,341         3,383,258
                                                                 ------------      ------------
COST OF SALES
     Hotel cost                                                     1,188,046         1,018,773
     Cruise and tour cost                                           2,048,253         1,720,256
     Magazine publishing cost                                         274,309           187,437
                                                                 ------------      ------------
              Total Cost of Sales                                   3,510,608         2,926,466
                                                                 ------------      ------------
              Gross Profit                                            678,733           456,792
OPERATING EXPENSES
     Selling, general and administrative expenses                     291,397           169,797
     Wages                                                            516,985           257,327
     Depreciation and amortization                                     16,860             9,449
                                                                 ------------      ------------
              Total Operating Expenses                                825,242           436,573
                                                                 ------------      ------------
Net Loss Before Income Taxes                                         (146,509)           20,219
Income Tax Expense                                                         --                --
                                                                 ------------      ------------
Net (Loss)                                                       $   (146,509)     $     20,219
                                                                 ============      ============
Net (Loss) Per Common Share                                      $      (0.05)     $       0.02
                                                                 ------------      ------------
Weighted Average Common Shares Outstanding                          3,021,412         1,300,000
                                                                 ------------      ------------





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    GRAND ADVENTURES TOUR & TRAVEL PUBLISHING
                           CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

===============================================================================


                                                                                UNAUDITED
                                                                            SIX MONTHS ENDED
                                                                            ----------------
                                                                        JUNE 30,         JUNE 30,
                                                                          1998             1997
                                                                      -----------      -----------
REVENUES
     Hotel revenue                                                    $ 2,687,368      $ 2,368,617
     Cruise and tour revenue                                            3,832,798        3,404,548
     Magazine subscription and advertising revenue                        376,731          161,505
     Interest income                                                       62,925               --
     Merchandise and other revenue                                          9,981            8,276
                                                                      -----------      -----------
              Total Revenues                                            6,969,802        5,942,946
                                                                      -----------      -----------
COST OF SALES
     Hotel cost                                                         2,094,934        1,832,621
     Cruise and tour cost                                               3,344,143        3,000,121
     Magazine publishing cost                                             464,889          250,277
                                                                      -----------      -----------
              Total Cost of Sales                                       5,903,966        5,083,019
                                                                      -----------      -----------
              Gross Profit                                              1,065,836          859,927
OPERATING EXPENSES
     Selling, general and administrative expenses                         528,600          398,930
     Wages                                                                941,542          495,631
     Depreciation and amortization                                         28,810           20,469
                                                                      -----------      -----------
              Total Operating Expenses                                  1,498,952          915,030
                                                                      -----------      -----------
Net Loss Before Income Taxes                                             (433,116)         (55,103)
Income Tax Expense                                                             --               --
Net (Loss)                                                            $  (433,116)     $   (55,103)
                                                                      ===========      ===========
Net (Loss) Per Common Share                                           $     (0.14)     $     (0.04)
                                                                      -----------      -----------
Weighted Average Common Shares Outstanding                              3,021,412        1,300,000
                                                                      -----------      -----------



              The accompanying notes are an integral part of these
                       consolidated financial statements.

              GRAND ADVENTURES TOUR & TRAVEL PUBLISHING CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE SIX MONTHS JUNE 30, 1998 AND 1997



                                                                                           UNAUDITED
                                                                                   JUNE 30,         JUNE 30,
                                                                                    1998              1997
                                                                                ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                        $   (433,116)     $    (55,103)
Adjustments to reconcile net loss to cash provided by
     operating activities:
              Depreciation and amortization                                           28,810            20,469
              Provision for losses on accounts receivable                                                    0
              Bridge loan financing charge                                                                   0
              Changes in operating assets and liabilities:
              Restricted Cash                                                         (2,639)                0
              Accounts receivable                                                     23,052           (30,837)
              Prepaid expenses                                                                         (24,754)
              Rooms/Cabins held for sale                                             (16,190)                0
              Prepaid offering expenses                                              113,508                 0
              Prepaid expenses                                                      (260,270)                0
              Prepaid hotel cost                                                    (177,881)         (124,047)
              Prepaid cruise and tour cost                                          (334,409)         (340,258)
              Other assets                                                            (1,176)                0
              Accounts payable                                                      (275,053)         (147,345)
              Accrued expenses                                                      (247,956)          (29,079)
              Receivable from affiliates and other                                  (142,635)         (256,675)
              Deferred hotel revenue                                                 148,195           172,825
              Deferred cruise and tour revenue                                       282,574           282,080
              Deferred subscription revenue                                          (14,376)           21,366
              Deferred discount                                                                              0
                                                                                ------------      ------------
                   Net Cash Provided (Used) by Operating Activities               (1,309,562)         (511,358)
                                                                                ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Business acquisitions                                                                 0           224,963
     Purchase of property and equipment                                             (253,151)                0
     Proceeds from sale of equipment                                                       0                 0
                                                                                ------------      ------------
                   Net Cash Provided (Used) by Investing Activities                 (253,151)          224,963
                                                                                ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of common stock                                            5,668,746                 0
     Proceeds from notes payable                                                           0           699,246
     Repayments of notes payable                                                  (1,573,374)         (350,450)
                                                                                ------------      ------------
                   Net Cash Provided by Financing Activities                       4,095,372           348,796
                                                                                ------------      ------------
     Net Increase (Decrease) in Cash                                               2,532,659            62,400
     Cash at Beginning of Period (Overdraft)                                         (26,095)           43,240
     Cash at End of Period (Overdraft)                                             2,506,564           105,640
                                                                                ============      ============
SUPPLEMENTAL CASH FLOW INFORMATION
     Cash paid during the period for interest                                   $     24,405            49,585






The accompanying notes are an integral part of these consolidated financial statements.

Supplemental schedule of non-cash investing and financing activities: For the six months ended June 30, 1998, the Company had non-cash transactions of $(16,190) which represents the net change between utilization of room credits during the period and new room credits received under advertising agreements. The Company also had $863,388 of convertible notes payable that converted into 389,554 shares of the Company's common stock.

                    GRAND ADVENTURES TOUR & TRAVEL PUBLISHING
                           CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (Unaudited)

1.       GENERAL

The accompanying unaudited consolidated financial statements have been prepared in conformity with the accounting principles stated in the audited financial statements for the year ended December 31, 1997 and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position as of June 30, 1998 and the results of operations for the periods presented. These statements have not been audited or reviewed by the Company's independent certified public accountants. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

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

GENERAL

        The first six months of 1998 was a period of significant accomplishments for the Company. The Company realized revenue increases in cruise and tour sales, as well as a significant increase in magazine advertising revenue. Most importantly, with the successful completion of its public stock offering (the "OFFERING"), in the first quarter of 1998, the Company has been able to begin an aggressive expansion of its marketing distributions. This expansion has already begun to have an effect on new bookings of travel services. However, since the Company recognizes revenue on an "as traveled" basis, these revenues will primarily be reflected in future periods.

        Besides the increases in marketing over the previous period last year, investments made by the company during this period include upgrades in technology systems and personnel for the purpose of improving services provided via our internet site at http://perx.com as well as through the company's intranet. The process of recruiting, hiring and training qualified sales representatives to accommodate the increased phone volume generated by the expansion of our marketing program is considered to be a top priority of the company as evidenced by the hiring of a fulltime Human Resources director. Fulltime employment at the Company has increased from 44 on January 1, 1998 to 67 at June 30, 1998.

        The Company continues to hold approximately $2.5 million in cash and cash equivalents. All long-term debt has been extinguished since the public stock offering in February 1998. Total stockholders' equity was $3.8 million at June 30, 1998, as compared to a deficit of $1.4 million at June 30, 1997. For the six months ended June 30, 1998, revenues rose 17.3 percent to $6.9 million compared with $5.9 million during the first six months of 1997. Gross profit increase 24 percent to $1.1 million during the period compared with $860,000 during the same period a year ago. The net loss for the period was $433,000, or $0.14 a share, compared with a net loss of $55,000, or $0.04 a share, during the first six months of 1997.

THE OFFERING

        On February 5, 1998, the Company completed an underwritten public offering ("Offering") for 1,200,000 shares of its Common Stock, $.0001 par value at $5.00 per share through an underwriting syndicate led by Capital West Securities, Inc. The gross proceeds of the offering were $6,000,000. After underwriting discount and commissions, the net proceeds to the Company were $5,230,000. From February through June, 1998, the Company utilized a portion of these proceeds to: (a) pay off all notes payable that did not convert to common stock in an amount of approximately $821,000; (b) to pay offering expenses of $425,000; (c) to purchase computer and telephone equipment and furniture of $250,000; and (d) to pay past due vendor payables and operating and publishing expenses of $690,000. The remaining funds are being used for implementing the Company's business plan, which focuses primarily on building the marketing and publishing areas of the Company. The Company is now substantially debt free, with the exception of normal operating expenses and accruals and holds a substantial cash reserve. See "LIQUIDITY AND CAPITAL RESOURCES."

FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION

        The Company had a positive working capital of $3.1 million as of June 30,1998, as compared to a negative working capital of $821 thousand at June 30, 1997. The cause for this increase in working capital between years was the cash infusion from the Offering. Total current assets increased $2.7 million between years to $4.3 million with the largest increase being in cash. The Company ended the quarter with $1.2 million in current liabilities as compared to $2.4 million for the prior year quarter. This decrease in current liabilities was a result of the Company's previously mentioned debt and vendor payables payments.

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

        The Company had $5.0 million in total assets at June 30, 1998 compared to assets of $2.1 million at the end of June 30, 1997. The Company has $2.5 million in invested cash. The restricted cash balance of $184,000, represents escrow deposits required by the Company's previous banks as a reserve for charge backs against the Company's Visa/MasterCard credit card processing. The Company has recently changed banking and credit card relationships whereby no separate escrow deposit will be required. The currently held escrow deposits will be returned to the Company over the next few months.

        The accounts receivable is comprised primarily of advertising revenue due from vendors that advertised in the Magazine and updates. Prepaid tour cost and prepaid cruise cost represents funds paid to hotels and cruise lines as of June 30, 1998, for travel dates that occur after that date. These prepaid items relate directly to the previously discussed deferred revenues and are also very short-term in nature. Room/Cabins held for sale arises out of advertising agreements where hotels and cruise lines allot rooms and cabins in exchange for advertising in the Company's publications. There was also a balance due from affiliates (BEI/IMS).

RESULTS OF OPERATIONS

Overall Operating Results

        The Company had a net loss for the quarter ended June 30, 1998 of $146,509, as compared to a loss of $286,607 for the prior quarter ended March 31, 1998. The comparable quarters for 1997 resulted in a gain of $20,219 for June, 1997 and a loss of $75,322 for March, 1997. The current quarter loss is primarily a result of increased expenses associated with the aggressive expansion of its marketing distributions which is expensed as incurred though revenues generated from these expenditures will primarily be recognized in future periods. Staffing increases in reservations and technology personnel also caused expense growth to outpace the increase in recognized revenues.

        Gross profit increased 48% to $679,000 for the quarter compared with $457,000 for the prior year. The Company's operating expenses increased to $825,000 or 89% from the 1997 second quarter. Revenue this quarter was primarily the result of bookings generated prior to the expansion of the company's marketing distributions. During the current quarter, the Company published and mailed two editions of the magazine at approximately 120,000 copies of each and two editions of the monthly update at approximately 300,000 copies each. These publications will largely effect bookings that will be recognized as revenue in future quarters.

Revenue

        Gross revenue for the quarter ended June 30, 1998, was $4.2 million, an increase of $806,000 or 23% over the 1997 second quarter. Hotel sales increased 15% while cruises/tours increased 20% over the comparable quarters. Since the Offering, the Company has increased the quantity, distribution and frequency in the production of its publications and has utilized a portion of the proceeds of the Offering in this effort. Management anticipates that sales should continue to grow during 1998 with the aid of a stronger distribution network and a consistent and increased publishing schedule. The Company recognizes hotel and cruise revenues on a "booked, paid, traveled" basis; (i.e. revenue is not earned until the passenger has completed travel).

        Subscription and advertising revenues reflect a 152% increase for the current year quarter as compared to the prior year. This was primarily the result of consistent publishing schedule and increased advertising sales efforts.


Cost of Goods Sold

        Cost of sales increased proportionately with the increase in sales. The average margin for hotel sales was 22.6% for the quarter as compared to 23.1% for the previous year quarter. Cruise and tour average gross margin increased for the second quarter of 1998 to 12.8% of sales. The comparable 1997 margin for cruises and tours was 11.9%. Margins for both hotels and cruises can fluctuate depending on the mix of properties being sold and the varying margins associated with these properties. Publishing cost increased due to a large increase in the number of publications being distributed. The Company anticipates that the number of Magazines and Updates issued in the future will continue to increase.


Operating Expenses

        Operating expenses for the quarter ended June 30, 1998, were $825,000 as compared to $437,000 for the prior year comparable quarter, an increase of 89%. The primary increases in expenses relate to marketing, sales, training and increased staffing at both the support and reservation personnel levels. The Company added reservation , marketing, accounting, human resource and management information services personnel in order to service both the increase in telephone and Web site inquiries. The Company brought a interactive searchable web site (http://perx.com ) containing information and rates for most of the properties it sells on-line during the quarter. There were also increases in depreciation due to the aforementioned furniture and equipment purchases. Because of the increase in new bookings previously mentioned, the Company also experienced a significant increase in credit card fees, telephone and postage and delivery charges. The revenue associated with these expenditures will be recognized when travel has occurred which may or may not be in the same quarter as the expense.

        The Company anticipates that future expense increases will be primarily in adding reservation and marketing staff to accommodate increased sales growth.

LIQUIDITY AND CAPITAL RESOURCES

        The Company has an accumulated deficit of $2.8 million ($544,000 of this deficit is attributable to periods prior to the Company's commencement of operations within the interline travel industry and $357,000 is attributable to a one-time non-cash charge incurred December 1997 in connection with the Offering).

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

YEAR 2000

        The Company is currently in the process of evaluating its information technology infrastructure for Year 2000 compliance. The Company's accounting system has been upgraded to accommodate the Year 2000 and beyond. The Company currently does not expect that the cost of its Year 2000 compliance program will be material to its financial condition or results of operations or that its business will be adversely affected by the Year 2000 issue in any material respect. Nevertheless, achieving Year 2000 compliance is dependent on many factors, some of which are not completely within the Company's control. Should either the Company's internal systems or the internal systems of one or more significant vendors or suppliers fail to achieve Year 2000 compliance, the Company's business and its results of operations could be adversely affected.

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

           Date         August 14, 1998
                        ---------------

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



          By      /s/  Darrell W. Barker
                  ----------------------
                  Darrell W. Barker,  Chief Financial Officer

          Date    August 14, 1998
                  ---------------


          By      /s/  Matthew O'Hayer
                  --------------------
                  Matthew O'Hayer, Chairman of the Board and Chief Executive Officer

          Date    August 14, 1998
                  ---------------

          By      /s/  Robert Sandner
                  -------------------
                  Robert Sandner,  Director

          Date    August 14, 1998
                  ---------------

          By      /s/  Robert Rader
                  -----------------
                  Robert Rader,  Director

          Date    August 14, 1998
                  ---------------

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                 DESCRIPTION

27.1             Financial Data Schedule