Form 10QSB
period 1998-09-30
GRAND ADVENTURES TOUR & TRAVEL PUBLISHING CORP
filed 1998-11-13
CIK 791958

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998
                                               ------------------

                        COMMISSION FILE NUMBER 33-4734-D
                                               ---------

              GRAND ADVENTURES TOUR & TRAVEL PUBLISHING CORPORATION
                       (FORMERLY RILEY INVESTMENTS, INC.)
              -----------------------------------------------------
               (Exact name of registrant as specified in charter)

               OREGON                                    93-0950786
   -------------------------------                   -------------------
   (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                   Identification No.)

211 EAST 7TH STREET, 11TH FLOOR, AUSTIN, TEXAS              78701
----------------------------------------------            ----------
   (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code     (512) 391-2000
                                                       --------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes  X     No
                                                                ---       ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 6, 1998, the Company had outstanding 3,021,412 shares of its common stock, par value $0.0001.

                           PART I FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

                    GRAND ADVENTURES TOUR & TRAVEL PUBLISHING
                           CORPORATION AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     UNAUDITED             AUDITED
                                                                    SEPTEMBER 30,        DECEMBER 31,
                                                                        1998                1997
                                                                    -------------        -----------
ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                       $ 2,078,355         $        --
     Restricted Cash                                                      68,486             181,375
     Accounts receivable, net of allowance for
              Doubtful accounts of $12,020                                93,115             103,310
     Note receivable from affiliate                                      412,047             255,361
     Accrued investment income                                            20,797                  --
     Prepaid offering expenses                                                --             113,507
     Prepaid expenses                                                    254,411                  --
     Prepaid hotel cost                                                  376,823              53,027
     Prepaid cruise and tour cost                                        422,097              80,482
     Rooms/Cabins held for sale                                          207,312             182,978
                                                                     -----------         -----------
             Total Current Assets                                      3,933,444             970,041
                                                                     -----------         -----------
PROPERTY AND EQUIPMENT, AT COST, NET OF
     Accumulated depreciation                                            324,233              58,851
                                                                     -----------         -----------
OTHER ASSETS
     Other assets                                                         44,917              37,179
     Intangible assets, net of accumulated
              Amortization                                               361,163             375,919
                                                                     -----------         -----------
                                                                     $ 4,663,757         $ 1,441,990
                                                                     ===========         ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Cash overdraft                                                  $        --         $    26,095

     Accounts payable                                                     73,403             420,303
     Other current liabilities                                            99,376             335,294
     Current portion of long-term debt                                        --             290,562
     Deferred hotel revenue                                              533,339             284,939
     Deferred cruise and tour revenue                                    492,878             153,056
     Deferred subscription revenue                                        61,489              80,641
                                                                     -----------         -----------
             Total Current Liabilities                                 1,260,484           1,590,890
                                                                     -----------         -----------
OTHER LIABILITIES
     Long-term debt                                                           --           1,282,812
                                                                     -----------         -----------
             Total Other Liabilities                                          --           1,282,812
                                                                     -----------         -----------
STOCKHOLDERS' (DEFICIT)
     Preferred stock, no par value; authorized
             10,000,000 shares; none issued and outstanding                   --                  --
     Common stock $.0001 par value; authorized
             30,000,000 shares; issued and outstanding
             3,021,412 and 1,431,858 shares in 1998 and 1997,
             Respectively                                                    302                 143
     Additional paid-in capital                                        6,634,624             959,447
     Accumulated deficit                                              (3,231,654)         (2,391,302)
                                                                     -----------         -----------
             Total Stockholders' Equity                                3,403,272          (1,431,712)
                                                                     -----------         -----------
                                                                     $ 4,663,757         $ 1,441,990
                                                                     ===========         ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    GRAND ADVENTURES TOUR & TRAVEL PUBLISHING
                           CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


================================================================================

                                                                   UNAUDITED
                                                               THREE MONTHS ENDED
                                                         ---------------------------------
                                                         SEPTEMBER 30,       SEPTEMBER 30,
                                                             1998                1997
                                                         -------------       -------------
REVENUES
     Hotel revenue                                        $ 1,664,602         $ 1,105,218
     Cruise and tour revenue                                2,921,753           2,317,601
     Magazine subscription and advertising revenue            109,041             178,771
     Interest income                                           48,921                  --
     Merchandise and other revenue                              6,780               5,737
                                                          -----------         -----------
              Total Revenues                                4,751,097           3,607,327
                                                          -----------         -----------
COST OF SALES
     Hotel cost                                             1,283,305             687,600
     Cruise and tour cost                                   2,569,558           2,078,279
     Magazine publishing cost                                 234,509             145,924
                                                          -----------         -----------
              Total Cost of Sales                           4,087,372           2,911,803
                                                          -----------         -----------
              Gross Profit                                    663,726             695,524
OPERATING EXPENSES
     Selling, general and administrative expenses             429,724             305,430
     Wages                                                    620,240             307,806
     Depreciation and amortization                             20,999               9,509
                                                          -----------         -----------
              Total Operating Expenses                      1,070,963             622,745
                                                          -----------         -----------
Net Income (Loss) Before Income Taxes                        (407,237)             72,779
Income Tax Expense                                                 --                  --
                                                          -----------         -----------
Net Income (Loss)                                         $  (407,237)        $    72,779
                                                          ===========         ===========
Net Income (Loss) Per Common Share                        $     (0.13)        $      0.04
                                                          -----------         -----------
Weighted Average Common Shares Outstanding                  3,021,412           1,631,838
                                                          -----------         -----------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    GRAND ADVENTURES TOUR & TRAVEL PUBLISHING
                           CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


================================================================================

                                                                      UNAUDITED
                                                                  NINE MONTHS ENDED
                                                          SEPTEMBER 30,        SEPTEMBER 30,
                                                              1998                 1997
                                                          ------------         ------------
REVENUES
     Hotel revenue                                        $  4,351,970         $  3,473,835
     Cruise and tour revenue                                 6,754,551            5,722,149
     Magazine subscription and advertising revenue             485,772              340,276
     Interest income                                           111,846                   --
     Merchandise and other revenue                              16,760               14,013
                                                          ------------         ------------
              Total Revenues                                11,720,900            9,550,273
                                                          ------------         ------------
COST OF SALES
     Hotel cost                                              3,378,239            2,520,221
     Cruise and tour cost                                    5,913,701            5,078,400
     Magazine publishing cost                                  699,398              396,201
                                                          ------------         ------------
              Total Cost of Sales                            9,991,338            7,994,822
                                                          ------------         ------------
              Gross Profit                                   1,729,562            1,555,451
OPERATING EXPENSES
     Selling, general and administrative expenses              958,323              704,360
     Wages                                                   1,561,782              803,436
     Depreciation and amortization                              49,809               29,978
                                                          ------------         ------------
              Total Operating Expenses                       2,569,914            1,537,774
                                                          ------------         ------------
Net Income (Loss) Before Income Taxes                         (840,353)              17,676
Income Tax Expense                                                  --                   --
                                                          ------------         ------------
Net Income (Loss)                                         $   (840,353)        $     17,676
                                                          ============         ============
Net Income (Loss) Per Common Share                        $      (0.28)        $       0.01
                                                          ------------         ------------
Weighted Average Common Shares Outstanding                   3,021,412            1,631,838
                                                          ------------         ------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

              GRAND ADVENTURES TOUR & TRAVEL PUBLISHING CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE NINE MONTHS SEPTEMBER 30, 1998 AND 1997


                                                                                      UNAUDITED
                                                                           SEPTEMBER 30,       SEPTEMBER 30,
                                                                               1998               1997
                                                                           -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                   $  (840,353)        $    17,676
Adjustments to reconcile net loss to cash provided by
     operating activities:
              Depreciation and amortization                                     49,809              29,978
              Provision for losses on accounts receivable                            0                   0
              Bridge loan financing charge                                           0                   0
             Changes in operating assets and liabilities:
              Restricted Cash                                                  112,889                   0
              Accounts receivable                                               10,195             (56,343)
              Accrued investment income                                        (20,797)                  0
              Rooms/Cabins held for sale                                        30,666                   0
              Prepaid offering expenses                                        113,507                   0
              Prepaid expenses                                                (254,411)                  0
              Prepaid hotel cost                                              (323,796)           (313,400)
              Prepaid cruise and tour cost                                    (396,615)           (231,406)
              Other assets                                                      (7,738)                  0
              Accounts payable                                                (346,900)           (235,554)
              Accrued expenses                                                (235,918)            303,096
              Note receivable from affiliates and other                       (156,686)           (254,460)
              Deferred hotel revenue                                           248,400             115,902
              Deferred cruise and tour revenue                                 339,822             203,866
              Deferred subscription revenue                                    (19,152)             13,934
              Deferred discount                                                      0             (54,644)
                                                                           -----------         -----------
                   Net Cash Provided (Used) by Operating Activities         (1,697,078)           (461,355)
                                                                           -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Business acquisitions                                                           0             224,963
     Purchase of property and equipment                                       (300,434)                  0
     Proceeds from sale of equipment                                                 0                   0
                                                                           -----------         -----------
                   Net Cash Provided (Used) by Investing Activities           (300,434)            224,963
                                                                           -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of common stock                                      5,675,336                   0
     Proceeds from notes payable                                                     0             786,892
     Repayments of notes payable                                            (1,573,374)           (402,869)
                                                                           -----------         -----------
                   Net Cash Provided by Financing Activities                 4,101,962             384,023
                                                                           -----------         -----------
     Net Increase (Decrease) in Cash                                         2,104,450             147,631
     Cash at Beginning of Period (Overdraft)                                   (26,095)             43,240
     Cash at End of Period (Overdraft)                                     $ 2,078,355         $   190,871
                                                                           ===========         ===========
SUPPLEMENTAL CASH FLOW INFORMATION
     Cash paid during the period for interest                              $    24,405         $    65,288

The accompanying notes are an integral part of these consolidated financial statements.

Supplemental schedule of non-cash investing and financing activities:
For the nine months ended September 30, 1998, the Company had non-cash transactions of $30,666 which represents the net change between utilization of room credits during the period and new room credits received under advertising agreements.
The Company also had $863,388 of convertible notes payable that converted into 389,554 shares of the Company's common stock.

                    GRAND ADVENTURES TOUR & TRAVEL PUBLISHING
                           CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (Unaudited)

1.       GENERAL

The accompanying unaudited consolidated financial statements have been prepared in conformity with the accounting principles stated in the audited financial statements for the year ended December 31, 1997 and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position as of September 30, 1998 and the results of operations for the periods presented. These statements have not been audited or reviewed by the Company's independent certified public accountants. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

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

GENERAL

The first nine months of 1998 represent aggressive expansion in critical areas of the Company including marketing, publication circulation, technology and product development. The successful completion of the Company's public stock offering ("the" OFFERING") during the first quarter of 1998 contributed to the significant expansion during the year. The Company's attempts to target in marketing produced a steady increase in the number of field representatives distributing the Company's marketing materials to professional airline personnel around the world. After increasing distribution of their publications, the Company has applied for a circulation audit of the magazine distribution list. At completion of the audit, the Company will have a "controlled" circulation of their publications, which should enhance the Company's in addition to the ability to sell advertising to non-vendors. In the third quarter, the Company installed a state-of-the-art phone system and began development of a new multi-functional web-site with on-line reservation processing. The Company also focused on development of their product base during the year resulting in an increased number of properties and destinations available to the Company's client base. The Company established a presence in two new destinations, Orlando and Hilton Head in addition to a major upgrade of properties in Las Vegas, Hawaii and London. As a result of the expenses associated with expansion in these areas, the Company sustained a loss of $407,000 for the current quarter. However, the Company realized revenue increases in cruise and tour sales, as well as a significant increase in magazine advertising revenue.

In addition to the increased expenses related to the above mentioned expansion, the Company recruited, hired and trained qualified sales representatives to accommodate the increased phone volume generated from the expansion in marketing, publishing and product development. Full-time employment at the Company increased 66%, from 44 on January 1, 1998 to 73 at November 8, 1998.

On November 5, 1998, subsequent to the end of the quarter, the Company acquired the interline related assets of Exclusively Cruises, Atlanta, Inc. a privately held travel company offering cruises and tours to the retail and interline markets. The purchase consideration will be paid in cash and accounted for using the purchase method of accounting. This acquisition is expected to generate in excess of $1 million in annual revenues with no material increase in related operating expenses. Among the assets acquired included the trade name "Exclusively Interline" and client list with over 14,000 airline employee names that will be integrated into the Company's client base for distribution of marketing materials.

The Company continues to hold approximately $2.1 million in cash and cash equivalents. All long-term debt has been extinguished since the public stock offering in February 1998. Total stockholders' equity was $3.4 million at September 30, 1998, as compared to a deficit of $1.4 million at September 30, 1997. Revenues for the nine months ended September 30, 1998 rose 22.7% to $11.7 million compared with $9.5 million during the first nine months of 1997. Gross profit increased 11% to $1.7 million for the period compared with $1.5 million for the same period a year ago. The smaller increase in gross profit as compared to sales increases was primarily the result of the increased payroll expenses and publishing/distribution expenses associated with the Company's publications as well as a decrease in hotel/resort margins as compared to the prior year. During the prior year quarter, the Company repriced the hotel rooms it purchased from IMS in accordance with the Inventory Marketing Agreement which resulted in a distortion of the prior year margins and margin percentages. Please see the September 30, 1997 Form 10QSB where this repricing was disclosed. The net loss for the nine-month period was $840,000, or $0.28 a share, compared with net income of $17,000, or $0.01 a share, during the prior year.

Because of the losses that have been incurred to date, management of the Company implemented a plan of internal reorganization in September, 1998, with the intent of reducing operating expenses. Included in this plan was a reduction of support personnel and of non-income producing related expenses while not jeopardizing the areas associated with product revenue.

THE OFFERING

    On February 5, 1998, the Company completed an underwritten public offering ("Offering") for 1,200,000 shares of its Common Stock, $.0001 par value at $5.00 per share through an underwriting syndicate led by Capital West Securities, Inc. The gross proceeds of the offering were $6,000,000. After underwriting discount and commissions, the net proceeds to the Company were $5,230,000. From February through September, 1998, the Company utilized a portion of these proceeds to:
(a) pay off all notes payable that did not convert to common stock in an amount of approximately $821,000; (b) to pay offering expenses of $425,000; (c) to purchase computer and telephone equipment and furniture of $250,000; (d) to pay past due vendor payables and operating and publishing expenses of $690,000; and
(e) the funding of operations since the Offering. The remaining funds are being used for implementing the Company's business plan, which focuses primarily on building the marketing and publishing areas of the Company. The Company is now substantially debt free, with the exception of normal operating expenses and accruals and holds a substantial cash reserve. See "LIQUIDITY AND CAPITAL RESOURCES."

FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION

     The Company had a positive working capital of $2.7 million as of September 30, 1998, as compared to a negative working capital of $829 thousand at September 30, 1997. The cause for this increase in working capital between years was the cash infusion from the Offering. Total current assets increased $2.1 million between years to $3.9 million with the largest increase being in cash. The Company ended the quarter with $1.3 million in current liabilities as compared to $2.6 million for the prior year quarter. This decrease in current liabilities was primarily a result of the Company's previously mentioned debt and vendor payments.

     Accrued expenses are comprised mainly of payroll, vacation, commissions, publishing and general administrative expenses. Deferred revenues for hotels and cruises represent the moneys received from passengers that are deferred for revenue recognition purposes until the passenger has completed travel. These deferred liabilities are very short-term in nature due to the short time frame between booking date and travel date. Deferred subscription revenue represents subscription moneys received but not earned at quarter end. Magazine subscriptions are normally paid in full in advance for the one- or two- year subscription period. Revenue is earned on a prorata basis as the magazines are printed and shipped to the subscribers.

     The Company had $1.6 million in notes payable and convertible debentures at December 31, 1997. Subsequent to the Offering, holders of $863,000 of convertible debt elected to convert their debt into approximately 389,554 shares of Common Stock. All of the remaining debt was repaid subsequent to the Offering.

     The Company had $4.7 million in total assets at September 30, 1998 compared to assets of $2.2 million at the end of September 30, 1997. The Company had $2.1 million in cash and cash equivalents at the end of the period. The restricted cash balance of $68,000, represents escrow deposits required by the Company's previous banks as a reserve for charge backs against the Company's Visa/MasterCard credit card processing. The Company changed banking and credit card relationships during the prior quarter whereby no separate escrow deposit will be required. The currently held escrow deposits will be returned to the Company over the next few months.

     The accounts receivable balance is comprised primarily of advertising revenue due from vendors that advertised in the Magazine and Updates. Prepaid tour cost and prepaid cruise cost represents funds paid to hotels and cruise lines as of September 30, 1998, for travel dates that occur after that date. These prepaid items relate directly to the previously discussed deferred revenues and are also very short-term in nature. Room/Cabins held for sale arises out of advertising agreements where hotels and cruise lines allot rooms and cabins in exchange for advertising in the Company's publications. There was also a balance due from affiliates (BEI/IMS) which is secured by a short term promissory note bearing interest and collateralized by shares in a publicly traded company. The agreement calls for the shares to be sold on the open market over time with the proceeds being used to pay off the balance due the Company.

RESULTS OF OPERATIONS

Overall Operating Results

     The Company had a net loss for the quarter ended September 30, 1998 of $407,000, as compared to a loss of $147,000 for the prior quarter ended June 30, 1998. The comparable quarters for 1997 resulted in a gain of $72,000 for September, 1997 and a gain of $20,000 for June, 1997. The current quarter loss is primarily a result of increased expenses associated with the aggressive expansion of its marketing distributions, which is expensed as incurred although revenues generated from these expenditures will primarily be recognized in future periods. During the current quarter, the Company hired a National Director of Advertising to increase the advertising revenue for the Company's publications. It is anticipated the results of creating this position will not be felt until the first part of the 1999 fiscal year. The Company plans on having sufficient 1999 advertising and subscription revenue to more than offset the cost of producing and distributing the Company's publications.

     Gross profit decreased $32,000 to $664,000 for the quarter compared with $696,000 for the prior year quarter. This was primarily the result of the cost associated with increasing the number of publications produced and distributed over the prior year quarter as well as the prior year repricing of hotel rooms purchased from IMS which has been referred to above under the caption titled "General". The Company's operating expenses increased to $1,070,000 or 72% from the 1997 third quarter. Staffing increases in reservations and technology personnel also caused expense growth to outpace the increase in recognized revenues. Increased revenue this quarter was primarily the result of bookings generated with the expansion of the Company's marketing distributions.

Revenue

     Gross revenue for the quarter ended September 30, 1998, was $4.8 million, an increase of $1.1 million or 32% over the 1997 third quarter. Hotel and resort sales increased 50% while cruises/tours increased 26% over the comparable quarters. For the first nine months of 1998 gross revenue increased 23% to $11.7 million over comparable 1997 revenue of $9.5 million. Since the Offering, the Company has increased the quantity, distribution and frequency in the production of its publications and has utilized a portion of the proceeds of the Offering in this effort. Management anticipates that sales should continue to grow with the aid of a stronger distribution network and a consistent and increased publishing schedule. The Company recognizes hotel and cruise revenues on a "booked, paid, traveled" basis; (i.e. revenue is not earned until the passenger has completed travel).


Cost of Goods Sold

     The average margins for hotel and resort sales continues to range between 22% to 23%. The prior year margins appear higher due to the IMS repriced hotel rooms referred to under the "General" caption above. Average cruise and tour gross margins ranged between 12% to 14%. Margins for both hotels and cruises can fluctuate depending on the mix of properties being sold and the varying margins associated with these properties. Publishing cost increased due to a large increase in the number of publications being distributed. The Company anticipates that the number of Magazines and Updates issued in the future will continue to increase as the Company continues to increase its airline employee database through its marketing efforts as well as the aforementioned acquisition.

Operating Expenses

     Operating expenses for the quarter ended September 30, 1998, were $1,071,000 as compared to $623,000 for the prior year comparable quarters an increase of 72%. The primary increases in expenses relate to marketing, sales, training and increased staffing at both the support and reservation personnel levels. The Company added reservation, marketing, accounting, and management information services personnel in order to service both the increase in telephone and Web site inquiries. The Company brought an interactive, searchable web site (http://perx.com) containing information and rates for most of the properties it sells on-line during the prior quarter. There were also increases in depreciation due to the aforementioned furniture and equipment purchases. Because of the increase in new bookings previously mentioned, the Company also experienced a significant increase in credit card fees, telephone and postage and delivery charges. The revenue associated with these expenditures will be recognized when travel has occurred which may or may not be in the same quarter as the expense. As previously mentioned, management has undergone a plan of reorganization to control operating expenses.

     The Company anticipates that future expense increases will be primarily in adding reservation and marketing staff to accommodate increased sales growth.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has an accumulated deficit of $3.2 million ($544,000 of this deficit is attributable to periods prior to the Company's commencement of operations within the interline travel industry and $357,000 is attributable to a one-time non-cash charge incurred December 1997 in connection with the Offering).

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

                            PART II OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a. The annual Shareholders' meeting was held at the Company's corporate offices in Austin, Texas on July 8, 1998. The number of qualified shareholder votes attending the meeting either in person or by proxy totaled 1,264,552 shares. The total outstanding number of common shares of the Company as of April 9, 1998, the date of record for the Shareholder meeting totaled 3,021,412 shares. Therefore, a quorum was present.

b. The Shareholders elected the following individuals to the Board of Directors to serve until the next annual meeting:

  Matthew O'Hayer, Chairman of the Board
  Robert Sandner, Director
  Robert G. Rader, Director
  Duane K. Boyd, Director

Mr. O'Hayer received 1,262,552 votes for, 2,000 votes abstaining, and no votes against
Mr. Sandner received 1,262,552 votes for, 2,000 votes abstaining, and no votes against
Mr. Rader received 1,262,552 votes for, 2,000 votes abstaining, and no votes against
Mr. Boyd received 1,262,552 votes for, 2,000 votes abstaining, and no votes against

There being no further business, the Shareholder meeting was adjourned.


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

                        (Registrant)  Grand Adventures Tour & Travel Publishing
                                      Corporation

                        By            /s/  Joseph S. Juba
                                      -----------------------------------------
                                      Joseph S. Juba, President/Chief Operating
                                      Officer

                        Date          November 12, 1998
                                      -----------------------------------------

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                        By      /s/  Darrell W. Barker
                                ---------------------------------------------
                                Darrell W. Barker, Chief Financial Officer

                        Date    November 12, 1998
                                ---------------------------------------------


                        By      /s/  Matthew O'Hayer
                                ---------------------------------------------
                                Matthew O'Hayer, Chairman of the Board
                                and Chief Executive Officer

                        Date    November 12, 1998
                                ---------------------------------------------


                        By      /s/  Robert Sandner
                                ---------------------------------------------
                                Robert Sandner,  Director

                        Date    November 12, 1998
                                ---------------------------------------------


                        By      /s/  Robert Rader
                                ---------------------------------------------
                                Robert Rader,  Director

                        Date    November 12, 1998
                                ---------------------------------------------


                        By      /s/  Duane K. Boyd
                                ---------------------------------------------
                                Duane K. Boyd,  Director

                        Date    November 12, 1998
                                ---------------------------------------------

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                 DESCRIPTION
------                 -----------
27.1              Financial Data Schedule