Form 10KSB40
period 1998-12-31
GRAND ADVENTURES TOUR & TRAVEL PUBLISHING CORP
filed 1999-04-15
CIK 791958

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                        COMMISSION FILE NUMBER 33-4734-D
                                               ---------

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $16,356,675.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of a specified date within the past 60 days: As of March 24, 1999, the aggregate market price of the voting stock held by non-affiliates was approximately $5,476,310.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 24, 1999, the Company had outstanding 3,024,883 shares of its common stock, par value $0.0001.

                     Transitional Small Business Disclosure
                        Format (Check one): Yes     No  X
                                                ---    ---

                   Page 1 of 43 consecutively numbered pages.
                       Exhibit index appears on page 42.

                                TABLE OF CONTENTS

        ITEM NUMBER AND CAPTION                                                         PAGE
        -----------------------                                                         ----
        PART I

          ITEM 1.    DESCRIPTION OF BUSINESS                                              3
          ITEM 2.    DESCRIPTION OF PROPERTY                                             10
          ITEM 3.    LEGAL PROCEEDINGS                                                   10
          ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF
                     SECURITY HOLDERS                                                    10

        PART II

          ITEM 5.    MARKET FOR REGISTRANTS COMMON EQUITY AND
                     RELATED STOCKHOLDER MATTERS                                         11
          ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION OR PLAN OF OPERATION                            13
          ITEM 7.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                         19
          ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE                              37

        PART III

          ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                     CONTROL PERSONS: COMPLIANCE WITH SECTION 16(a)
                     OF THE EXCHANGE ACT                                                 37
         ITEM 10.    EXECUTIVE COMPENSATION                                              38
         ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                     OWNERS AND MANAGEMENT                                               40
         ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                      41
         ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K                                    42

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

    THE OFFERING

    The Company completed a public offering (the "Offering") of 1,200,000 shares of its common stock on February 5, 1998 at an offering price of $5.00 per share. The net proceeds to the Company were $5,230,000. The Company filed a Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, with the Securities and Exchange Commission (the "Commission") with respect to the Offering. For further information, reference is made to the Registration Statement and amendments thereof and to the exhibits thereto, which are available for inspection without charge at the office of the Commission at 450 Fifth Street, N.W, Washington, D.C. 20549. Copies of the Registration Statement may be obtained from the Commission at prescribed rates.

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

    The mailing address of the Company's principal executive offices is 211 East 7th Street, 11th Floor, Austin, Texas 78701, and its investor relations telephone number is (512) 391-2031.

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

    THE PUBLISHING DIVISION

The Products

    The Publishing Division produces, publishes and distributes "Interline Adventures", a 28- year-old, 4-color, bi-monthly magazine. Interline Adventures (the "Magazine") provides general travel editorial coverage and, in a section known as the Interline Vacation Guide, a significant focus on hotel, resorts, cruise and tour opportunities for interliners. The Publishing Division attempts to supplement and update the Magazine's information on product availability via a smaller, 4-color, publication called "Interline Update," which is published monthly. The Magazine, the Update and all other Company market material are hereinafter referred to as the "Publications."

    The Publications serve as the primary marketing channel for the Marketing Division, which advertises its products and services therein. In addition, the Magazine and Interline Update provide an advertising outlet for the cruise lines, hotels and resorts frequented by the Company's clients.

    The Publishing Division currently sends in excess of 100,000 copies of the Magazine to subscribers, past customers, and airline representatives. Copies of the Magazine not delivered directly to subscribers, as well as updates and other Company publications are placed in airport areas and rooms reserved for and frequented by airline employees (hereinafter referred to as "Employee Areas"). Among these areas and rooms are employee break rooms, reservation and office areas, and "pass bureaus." "Pass bureaus" are offices maintained by each airline in an attempt to facilitate employee travel on other airlines -- i.e., a Continental employee wishing to make travel arrangements on American Airlines may utilize the services of Continental's pass bureau. Airlines generally establish a pass bureau in their "hub airports."

Marketing

    The Magazine derives revenue from sales of subscriptions to interliners and sales of advertising to hotels, resorts, cruise lines and other service providers.

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

Competition

    The Magazine competes with other publications for readership and for advertisers' patronage. Most information available to interline travelers consists of brochures distributed by other interline companies, hotel and resort operators, cruise lines and escorted tour operators. The Magazine is the only four-color publication available which is updated and published six times annually. Within the interline segment, the Magazine has one primary competitor, the ASU Travel Guide -- a 400-page guide, published quarterly, with the look and feel of a paperback novel. It competes with the Magazine for advertisements targeting interliners. The ASU Travel Guide has been published successfully for a number of years and enjoys widespread circulation. The Company hopes to compete for advertising sales by increasing distribution and offering to accept room nights or other travel accommodations as payment from some advertisers.

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

    THE MARKETING DIVISION

The Products

    The Marketing Division, under the name "Interline TravelReps," provides hotel and resort accommodations (comprised of rooms or vacation packages consisting of some combination of rooms, meals and services) and cabins on cruises and seats on escorted tours. The hotel and resort accommodations offered by the Marketing Division are located in North and South America and Europe, with access to properties throughout the world and a particular focus on accommodations in Mexico and the Caribbean. The Marketing Division offers space on cruises and escorted tours and offers cruises on over 30 lines with over 100 ships in various worldwide destinations and a wide variety of escorted tours, primarily to England, Europe and Africa. Cruise lines and escorted tour operators typically limit the interline companies that market their products or commodities to those which have a demonstrated ability to effectively serve interline travelers. The Company is permitted to market all of the major cruise lines serving the interline market. The Company maintains an office in Boca Raton, Florida, in order to facilitate its relations with the substantial number of cruise lines that are located in that area. Retention of the ability to sell cruise cabins to the interline market is key to the continued success of the Company's and is subject to the continued satisfaction of the cruise lines with the Company's service.

    The Marketing Division markets its hotel and resort rooms and packages, cruises, and escorted tour products through advertisements within the Magazine, but also advertises in the magazines and newsletters published by or for a given airline's employees and distributes brochures and flyers into airline Employee Areas. The Marketing Division has a network of more than 1,500 current and former airline employees who distribute the Publications in airport Employee Areas throughout the United States, Canada, the United Kingdom and western Europe. The Marketing Division's other significant marketing tools are its reservation center and the reservation agents there who answer phone calls placed by interliners in response to the Marketing Division's promotional activities.

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

Sources of Supply

    The Marketing Division primarily procures its supply of hotel and resort accommodations, cruise ship cabins, and tour reservations directly from the operators of those businesses. The Marketing Division negotiates the prices, terms and, in some cases, availability of hotel and resort accommodations over the telephone or via facsimile machines and at industry conferences where hotel and resort operators within a given region meet with both interline companies and travel wholesalers (which typically buy blocks of hotel rooms or resort accommodations and resell them to travel agencies). With the exception of instances where the Company is able to procure a more favorable rate as a result of volume guaranties or aggressive negotiations, the Marketing Division usually procures the interline rate quoted by a given hotel or resort operator to all interline operators. In contrast to hotel and resort operators, most cruise lines and tour operators pay a commission based on a pre-determined price to the interline customer.

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

Competition

    Management of the Company believes that competition within the interline industry is based on price, market visibility and the nature and variety of products and services offered. As most interline companies are quoted the same price by hotels, resorts, cruise lines and tour operators, price is not usually the basis for a competitive advantage. There are several competitors in the interline travel industry. None are publicly held so reliable sales information is not available. The Company's competition is largely made up of smaller organizations formed by former airline employees and retail travel operators which view the interline market as merely a portion of their business. Most interline companies tend to focus on a specific destination (Mexico and the Caribbean, Ski Trips, etc.) or specific airline (e.g., only Continental). Others, like the Company, offer a more complete range of interline products and services.


    RISK FACTORS

    RECENT OPERATING LOSSES

    The Company had net operating losses for each of the last 4 fiscal years (since its inception). See, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." Management believes that the capital infusion represented by the successful completion of the Offering will permit the Company to fully implement its business plan and achieve ongoing profitability, but there can be no assurances in this regard.

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

    COMPETITION

    The Company is aware of several small competitors in the interline travel industry, all of which are privately-held and for which no reliable sales information is available. In providing travel services, the Company believes that competition in the interline industry is based on price, market visibility and the nature and variety of products and services offered. The Company believes that it benefits from being able to offer a broad variety of products in a variety of destinations. The Company generally offers the prevailing interline discount rate. See "THE BUSINESS -- The Marketing Division -- Competition." In publishing the Magazine, the Company competes with the ASU Travel Guide, an approximately 400-page quarterly listing with a significant readership. The ASU Travel Guide is not affiliated with any reservation or travel firm providing the types of support services offered by the Company. Although the Company has designed its products and services and its expansion strategy with a view to operating in this competitive environment, there can be no assurance that the Company will be able to compete effectively or profitably.

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

    DEPENDENCE UPON TECHNOLOGY

    The Company's business is dependent upon a number of different state-of-the-art information and telecommunication technologies to facilitate its access to information and manage a high volume of inbound and outbound calls. Any failure of this technology would have a material adverse effect on the Company's business, financial condition and results of operations. The Company is dependent upon certain third party vendors, including central reservation systems operators such as the SABRE Group, for access to certain information. Any failure of these systems or restricted access by the Company could have a material adverse effect on the Company's business, financial condition and results of operations. See, "ITEM 2. DESCRIPTION OF PROPERTY."

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

    SHARES ELIGIBLE FOR FUTURE SALE

    Future sales of shares of Common Stock by the Company or its existing stockholders, or the perception that such sales may occur, could adversely affect the market price of the Common Stock. Approximately 3,024,900 shares of Common Stock are outstanding. Of the outstanding shares, approximately 2,197,000 shares held by existing stockholders are tradeable without restriction. The remaining shares of Common Stock are "restricted securities" (the "Restricted Securities") within the meaning of Rule 144 under the Securities Act and may not be publicly resold, except in compliance with the registration requirements of the Securities Act or pursuant to an exemption from registration, including that provided by Rule 144 promulgated under the Securities Act. Approximately 27% of the outstanding shares of Common Stock, in addition to being Restricted Securities, are subject to agreements to not sell such Restricted Shares for a 48-month period beginning on February 5, 1998, except under agreed upon limited restrictions. Sales of substantial amounts of Common Stock, or the perception that such sales could occur, could adversely affect the prevailing market price of the Common Stock.

    In addition to the outstanding shares of Common Stock, there are 159,932 shares subject to outstanding warrants and options at a weighted average exercise price of $6.49 per share. See, "MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS." There are also 450,000 shares of Common Stock reserved for issuance under the Company's stock option plans, of which 277,984 shares are subject to outstanding options at a weighted average exercise price of $5.59 per share. See "EXECUTIVE COMPENSATION--Long-Term Incentive Plan." During the year, the Company issued 140,000 non-qualified stock options to directors, one member of management and one outside consultant. These options vest over two years with an exercise price of $5.00 per share. These options expire July 1, 2008. Registration statements are expected to be filed to permit the resale of shares issuable upon exercise and, the resale of the shares acquired upon exercise could adversely affect the prevailing market price of the Common Stock.

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

    The Company currently employs 92 full time people. It is anticipated that up to 200 additional personnel will be required to meet the demands of the projected market over the next five years. Most of these positions will be in the areas of reservations and operations processing and servicing the Company's projected volume increases. None of the Company's employees are members of a labor union and, since the date of the Merger, the Company has not suffered any work stoppages or labor unrest.

ITEM 3. LEGAL PROCEEDINGS

    The Company is not a party to any material legal proceedings, and no material legal proceedings have been threatened by or, to the best of the Company's knowledge, against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a. The annual Shareholders' meeting was held at the Company's corporate offices in Austin, Texas on July 8, 1998.

The number of qualified shareholder votes attending the meeting either in person or by proxy totaled 1,264,552 shares. The total outstanding number of common shares of the Company as of April 9, 1998, the date of record for the Shareholder meeting totaled 3,024,883 shares. Therefore, a quorum was present.

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

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON STOCK

The Common Stock is currently traded in the NASDAQ SmallCap(R) Market under the symbol "GATT." Prior to the Offering and the inclusion of the Common Stock in the NASDAQ SmallCap(R) Market, the Common Stock was traded irregularly and infrequently in the over-the-counter market and quoted on OTC EBB under the same symbol and quoted in the pink sheets published by the National Quotations Bureau. Since May 1995, from time to time, a very small number of securities broker-dealers published only intermittent quotations for the Common Stock, and there was no continuous, consistent trading market. During the above period (prior to Offering in February 1998), the limited nature of the trading market created the potential for significant changes in the trading price for the Common Stock as a result of relatively minor changes in the supply and demand for Common Stock and perhaps without regard to the Company's business activities. The following table sets forth, for each of the Company last eight fiscal quarters, the high and low bid and ask prices for the Common Stock. All of the 1997 transactions were effected prior to the 1-for-7 reverse stock split effected in December, 1997:

                                                                                BID                 ASK
                                                                        ------------------   -----------------
                         QUARTER ENDED                                    HIGH       LOW      HIGH       LOW
----------------------------------------------------------------        -------    -------   -------   -------
December 31, 1998...............................................        2 15/16    1 1/4     3         1 9/16
September 30, 1998..............................................        3 5/8      1 9/16    3 7/8     1 3/4
June 30, 1998...................................................        4 7/8      3 1/4     5 1/8     3 1/2
March 31, 1998..................................................        4 13/16    3 5/16    4 15/16   3 7/16
December 31, 1997...............................................          3/4        7/16    1 3/8       11/16
September 30, 1997..............................................        1 3/4        11/16   1 3/4     1
June 30, 1997...................................................        2 1/2      1 3/4     2 1/2     1
March 31, 1997..................................................        2 1/2      1 1/8     2 1/2     1 7/8


Because of the lack of specific transaction information for 1997 and the Company's belief that quotations during that period were particularly sensitive to actual or anticipated volume of supply and demand, the Company does not believe that such quotations during this period are reliable indicators of a trading market for the Common Stock. Such prices are without retail mark-up, mark-down, or commissions.

SHARES ELIGIBLE FOR FUTURE SALE

    Prior to the Offering, the Common Stock was traded on the National Association of Security Dealers, Inc.'s electronic bulletin board. Trading actively was very infrequent. Sales of substantial amounts of Common Stock in the public market could adversely affect the market price of the Common Stock.

    As of March 31, 1999, the Company had approximately 3,024,900 shares of Common Stock outstanding. Of these shares, approximately 2,197,000 shares are transferable without restriction or further registration under the Securities Act, unless they are held by "affiliates" of the Company within the meaning of Rule 144 promulgated under the Securities Act. All of the remaining shares, which total approximately 829,000 shares are Restricted Securities and, as such, may not be sold in the absence of registration under the Securities Act or an exemption therefrom under Rule 144, and are subject to 48-month "lock-up" agreements. Small portions of these 48-month Lock-up Shares may be sold by the holders thereof after the second and third anniversaries of the Offering and the remainder may be sold after the fourth anniversary.

    In addition to the outstanding shares of Common Stock, and exclusive of options granted pursuant to the Company's employee stock option plan, there are 159,932 shares of Common Stock subject to outstanding warrants and options at a weighted average exercise price of $6.49 per share (as adjusted for the Reverse Stock Split). Such warrants are exercisable for periods expiring at various dates between 1999 and 2002. The Company has granted the holders of such warrants certain registration rights relating to the Common Stock purchasable upon the exercise of such warrants. The Company has agreed with the Boston Stock Exchange that it will not issue or grant warrants, options or other securities convertible or exercisable into shares of the Common Stock at a conversion or exercise price less than 85% of the market price of the Common Stock as of the time of such issuance or grant.

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

    The Company has reserved an aggregate of 450,000 shares of Common Stock for issuance pursuant to the Company's stock option plan and options to purchase 277,984 shares at an average exercise price of $5.59 per share were outstanding on December 31, 1998. The Company also issued non-qualified stock options to acquire 140,000 shares of common stock to members of the Board of Directors, one member of management and one outside consultant as of July 1, 1998 at an exercise price of $5.00 per share. These options expire July 1, 2008. The Company intends to file a registration statement under the Securities Act to register shares of Common Stock reserved for issuance under such plans in the near future . See "EXECUTIVE COMPENSATION -- LONG-TERM INCENTIVE PLAN."

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

    The financial information set forth in the following discussion should be read in conjunction with, and qualified in its entirety by, the financial statements of the Company included elsewhere herein.

GENERAL

The Company successfully completed a public offering (the "OFFERING") in the first quarter of 1998, which permitted the Company to aggressively expand the following critical areas: marketing, publication circulation, technology and product development. In the area of marketing, the Company increased the number of field representatives distributing the Company's marketing materials to professional airline personnel around the world, as well as the number of publications distributed. As a result of this increased distribution of publications, the Company applied for a circulation audit of its magazine distribution list. Upon completion of the audit, the Company anticipates having controlled circulation of its magazine, which should, in turn, enhance its ability to sell advertising to business other than hotels and cruise lines, which historically have been the Company's primary sources of advertising revenues. In the area of technology, the Company installed a state-of-the-art phone system and enhanced its Internet capabilities by beginning development of a new multi-functional web-site with on-line reservation processing. In the area of product development, the Company significantly improved the product line available to the Company's customers by establishing a presence in new destinations and by increasing the number of or by upgrading properties within existing destinations. In an effort to accommodate the increased phone volume generated from the expansion in marketing, publishing and product development discussed above, the Company recruited, hired and trained additional qualified sales representatives and other support personnel. Full-time employment at the Company increased 109%, from 44 on January 1, 1998 to 92 at March 24, 1999.

The marketing expansion over the last year has resulted in a substantial increase in: (a) the number of properties and destinations offered to interliners (from approximately 500 properties at the beginning of 1998 to almost 1,300 as of March 1999), (b) the number of field representatives distributing marketing material (from approximately 550 a year ago to over 1,550 as of March 1999), and (c) an increase in the number of magazines being distributed ( from approximately 15,000 in January 1998 to over 100,000 as of March 1999). In addition, the Company's Update was changed from a bi-monthly publication to monthly (with approximately 300,000 copies being distributed on a monthly basis). Though this expansion was steadily increasing throughout 1998 the Company did not reap all of the anticipated benefits in that year. However, the first quarter of 1999 is realizing some of the delayed effects of the expansion through a substantial increase in travel booking and advertising revenue.

Because of the funding associated with expansion of the Company's business in all of these areas, the Company sustained a loss of $1.6 million for the year. However, the Company realized revenue increases in cruise and tour sales, as well as a significant increase in magazine advertising revenue.

During the last quarter of 1998, the Company acquired certain assets and assumed certain liabilities of three interline related competitors. The Company believes this to be a significant step in consolidating the highly fragmented competition in the interline market. A brief description of these acquisitions follows.

On November 5, 1998, the Company acquired the interline related assets of Exclusively Cruises, Atlanta, Inc. a privately held travel company offering cruises and tours to the retail and interline markets. The purchase consideration was paid in cash and a note and accounted for using the purchase method of accounting. This acquisition is expected to generate in excess of $1 million in annual revenues with no material increase in related operating expenses. Among the assets acquired included the trade name "Exclusively Interline" and client list with over 14,000 airline employee names that has been be integrated into the Company's client base for distribution of marketing materials.

On December 11, 1998, the Company acquired certain assets and assumed certain liabilities of Sun Central Reservations, Inc. and The Pass Bureau, Inc. which had just recently been acquired by Sun Central. Sun Central was also a privately held travel company offering hotel and resort packages as well as cruises to the interline market. The purchase consideration was paid in cash and accounted for using the purchase method of accounting.

The acquired companies generated approximately $3.8 million in resort revenue in 1998. The Pass Bureau pioneered interline travel sales on the Internet and among the assets acquired include several thousand email addresses, two web sites and seven web addresses including www.sun-central.com, www.passbureau.com, www.pass-bureau.com, www.nonrev.com, www.non-rev.com, www.airline-employee.com, and www.interline-travel.com. Sun Central Reservations was a provider of interline travel services primarily competing on price.


THE PUBLIC OFFERING

    On February 5, 1998, the Company completed an underwritten public offering ("Offering") for 1,200,000 shares of its Common Stock, $.0001 par value at $5.00 per share through an underwriting syndicate led by Capital West Securities, Inc. The gross proceeds of the offering were $6,000,000. After underwriting discount and commissions, the net proceeds to the Company were $5,230,000. From February through December, 1998, the Company utilized a portion of these proceeds to: (a) pay off all notes payable that did not convert to common stock in an amount of approximately $821,000; (b) to pay offering expenses of $442,000; (c) to purchase computer and telephone equipment and furniture of $400,000; (d) to pay past due vendor payables and operating and publishing expenses of $690,000; (e) the funding of the acquisitions; and (f) the funding of operations since the Offering. The remaining funds are being used for implementing the Company's business plan, which focuses primarily on building the marketing and publishing areas of the Company.

FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION

    The Company had a positive working capital of $1.4 million as of December 31, 1998, as compared to a negative working capital of $621,000 at December 31, 1997. The cause for this increase in working capital between years was the cash infusion from the Offering. Total current assets increased 223% between years to $3.1 million with the largest increase being in cash. Current liabilities increased 7% between years. This increase in current liabilities was primarily a result of the Company's borrowing funds during December 1998 on margin against the invested funds in order to pay assumed liabilities incurred in the acquisition of Sun Central as well as the funding of publications that were distributed in December. The travel revenue to be generated from the distribution of these publications will not be recognized as revenue until 1999.

    Deferred revenue liabilities for hotels and cruises represent the moneys received from passengers that are deferred for revenue recognition purposes until the passenger has completed travel. These deferred liabilities are short-term in nature due to the short time frame between booking date and travel date. Deferred subscription revenue represents subscription moneys received but not earned at quarter end. Magazine subscriptions are normally paid in full in advance for the one- or two-year subscription period. Subscription revenue is earned on a prorata basis as the magazines are printed and shipped to the subscribers. It is anticipated that subscription revenue will continue to decrease as the Company focuses on controlled (free) distribution of the magazine that will put more emphasis on advertising revenue as opposed to a subscription base.

    The Company retired all of the notes payable and convertible debentures that existed at December 31, 1997. Subsequent to the Offering, holders of $863,000 of convertible debt elected to convert their debt into approximately 389,554 shares of Common Stock. All of the remaining 1997 debt was repaid in cash subsequent to the Offering. During the last quarter of 1998, the Company borrowed funds against its investment accounts on a short-term basis in order to fund the acquisition and the publications mentioned above.

    Total assets increased 294% to $4.2 million at December 31, 1998. Of these assets, cash and cash equivalents amounted to $2.1 million at the end of the 1998. The restricted cash balance of $175 thousand represents a portion of the Company's certificates of deposit pledged as a reserve for charge backs against the Company's Visa/MasterCard credit card processing and also pledged against various letters of credit to hotel/cruise vendors. The letters of credit serve as security for the vendors to allow the Company to make last minute bookings with these vendors without having to pay in advance of travel. None of these letters of credit have been drawn on to date.

    The accounts receivable balance is comprised primarily of advertising revenue due from vendors that advertised in the Magazine and Updates. Prepaid tour cost and prepaid cruise cost represents funds paid to hotels and cruise lines as of December 31, 1998, for travel dates that occur after that date. These prepaid items relate directly to the previously discussed deferred revenues and are also very short-term in nature. Room/Cabins held for sale arises out of advertising agreements where hotels allot rooms in exchange for advertising in the Company's publications. There was also a balance due from affiliates (BEI/IMS) which is secured by a short term promissory note bearing interest and collateralized by shares in a publicly traded company. The agreement calls for the shares to be sold on the open market over time with the proceeds being used to pay off the balance due the Company. The Company set up a reserve for uncollectible accounts of $128 thousand at December 31, 1998 against this affiliate balance based on the approximate fair market value of the collateral.

RESULTS OF OPERATIONS

Overall Operating Results

The Company had a net loss for the year ended December 31, 1998 of $1.6 million, as compared to a loss of $598 thousand for the prior year. The current year loss is primarily a result of increased expenses associated with the aggressive expansion of its marketing distributions and the addition of travel sales representatives, product and publishing personnel and technical personnel in information services. The 1998 marketing expansion: (a) more than doubled the number of properties and destinations offered to interliners (from approximately 500 properties at the beginning of 1998 to almost 1,300 as of March 1999), (b) more than doubled the number of field representatives distributing marketing material (from approximately 550 a year ago to over 1,550 as of March 1999), and
(c) increased the number of magazines being distributed more than six times over prior levels (from approximately 15,000 in January 1998 to over 100,000 as of March 1999). In addition, the Company's Update was changed from a bi-monthly publication to monthly (with approximately 300,000 copies now being distributed on a monthly basis, effectively doubling the number of Updates printed and distributed). The Company believes that the benefits of this expansion were not fully realized in 1998, and will be realized in subsequent periods as well. For example, travel and advertising revenues for the first quarter of 1999, and bookings which lead to travel revenues, are substantially in excess of comparable periods in the first quarter of 1998.

Revenue

    Gross revenue for the year ended December 31, 1998 increased 28% over 1997 levels. Hotel and resort sales increased 32% while cruises/tours increased 24% over 1997. Advertising and subscription revenues increased 31% over this same time frame. Since the Offering, the Company has increased the quantity, distribution and frequency in the production of its publications and has utilized a portion of the proceeds of the Offering in this effort. Management anticipates that both travel and advertising sales should continue to grow with the aid of a stronger distribution network for its publications and a consistent and increased publishing schedule. Management believes that the revenues from the publishing and travel portions of its business are integrally tied to one another - improved hotel sales, for example, facilitate sales of advertising to hotels and increased hotel advertising improves the likelihood of sales of rooms within the advertising hotels.

    The Company recognizes hotel and cruise revenues on a "booked, paid, traveled" basis (i.e. revenue is not earned until the passenger has traveled). The Company sells advertising over a given number of issues and advertising revenues are recognized as the applicable publications are printed and distributed.

Cost of Goods Sold

The typical gross margins for hotel and resort sales range from 22% to 23%. Typical cruise and tour gross margins range from 11% to 13%. Margins for both hotels and cruises can fluctuate depending on a number of factors relative to the properties being sold (competition, location, availability of supply and others). Publishing cost increased due to a large increase in the number of publications being distributed. The Company anticipates that the number of Magazines and Updates issued in the future will continue to increase as the Company increases its airline employee database through its marketing efforts as well as possible future acquisitions of interline related companies.

Operating Expenses

    Operating expenses for the year increased 55%. The primary increases in expenses relate to increased staffing at both the support and reservation personnel levels. The Company added reservation, marketing, accounting, and management information services personnel in order to service both the increase in telephone and Web site inquiries.

    The Company installed an interactive, searchable web site (http://perx.com) containing information and rates for most of the properties it sells. There were also increases in depreciation and goodwill amortization due to the aforementioned furniture and equipment purchases and acquisitions.

    Because of the increase in new bookings, the Company also experienced a significant increase in credit card fees, telephone and postage and delivery charges. The revenue associated with these expenditures will be recognized when travel has occurred which may or may not be in the same quarter as the expense. Subsequent to the end of 1998, the Company re-negotiated its long distance rate with its current telephone services provider which should result in a substantial monthly savings in that area. The Company is also currently undergoing a postal rate audit on the distribution of the magazine which, if successful, should result in substantial on-going savings in that area as well.

    As already noted, the Company anticipates experiencing increased travel and advertising sales in 1999. The Company believes that the following types of operating expenses will vary with travel sales and generally increase as travel sales increase: reservation personnel costs, credit card fees, telephone expense and postage and delivery expenses. The actual levels of these expenses will be a function of numerous factors including but not limited to the experience, closing capabilities and product knowledge of the reservation staff. The Company believes that advertising sales can increase substantially without proportionate increases in operating expenses.


LIQUIDITY AND CAPITAL RESOURCES

    The Company has an accumulated deficit of $4.1 million ($544,000 of this deficit is attributable to periods prior to the Company's commencement of operations within the interline travel industry and $357,000 is attributable to a one-time non-cash charge incurred December 1997 in connection with the Offering).

     The Company continues to hold a substantial cash reserve in order to implement the future plans of the Company. The Company does not currently foresee any liquidity problems in funding its future growth with these cash reserves and funds generated from operations.

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

YEAR 2000 PREPAREDNESS

    The Company recognizes that computer systems and all forms of electronic technology, information technologies and non-information technologies, could be adversely affected by the year 2000 date. This is because many systems and technology components use a two-digit field to represent the year in dates (e.g., "98" rather than "1998"). With the advent of year 2000, systems and programs may fail or produce incorrect data believing it is the year 1900, causing not just information technology problems but also business and operations problems.

    The Company is currently in the process of evaluating its information technology infrastructure for Year 2000 compliance. The Company's accounting and reservation systems have been upgraded to accommodate the Year 2000 and beyond. The Company currently does not expect that the cost of its Year 2000 compliance program will be material to its financial condition or results of operations or that its business will be adversely affected by the Year 2000 issue in any material respect. Nevertheless, achieving Year 2000 compliance is dependent on many factors, some of which are not completely within the Company's control. Should either the Company's internal systems or the internal systems of one or more significant vendors or suppliers fail to achieve Year 2000 compliance, the Company's business and its results of operations could be adversely affected.

INFLATION

    The Company's results of operations have not been affected by inflation and management does not expect inflation to have a significant effect on its operations in the future because of the short time frame between reservation bookings and the dates of travel.

FOREIGN CURRENCY RISK

    The Company has recently entered into contracts with certain hotels/resorts located primarily in Europe which stipulate conversion of U.S. dollars into different European currencies at time of travel. The Company is currently evaluating its foreign currency risk in regard to these contracts. To date, the amount of Company sales of these properties has been immaterial to the Company's financial operations and the Company has not experienced any erosion of margins on sales of these properties due to currency conversion rates.

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

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    GRAND ADVENTURES TOUR & TRAVEL PUBLISHING
                           CORPORATION AND SUBSIDIARY

                              FINANCIAL STATEMENTS
                            AND REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS

                           DECEMBER 31, 1998 AND 1997

                   GRAND ADVENTURES TOUR AND TRAVEL PUBLISHING
                           CORPORATION AND SUBSIDIARY
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                 PAGE
Report of Andersen, Andersen & Strong, Independent Certified Public Accountants                  F-2

Consolidated Balance Sheets                                                                      F-3

Consolidated Statements of Operations                                                            F-4

Consolidated Statements of Changes in Stockholders' Equity                                       F-5

Consolidated Statements of Cash Flows                                                            F-6

Notes to Consolidated Financial Statements                                                       F-8

To The Board of Directors
 of Grand Adventures Tour & Travel Publishing Corporation and Subsidiary Austin, Texas

We have audited the accompanying consolidated balance sheets of Grand Adventures Tour & Travel Publishing Corporation (formerly Riley Investments, Inc.) and its subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Grand Adventures Tour & Travel Publishing Corporation and subsidiary as of December 31, 1998 and 1997, and the results of their consolidated operations and their consolidated cash flows for the years referred to above, in conformity with generally accepted accounting principles.


ANDERSEN ANDERSEN & STRONG, L.C.

March 29, 1999
Salt Lake City, Utah

                   GRAND ADVENTURES TOUR AND TRAVEL PUBLISHING
                           CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                DECEMBER 31,     DECEMBER 31,
                                                                                   1998              1997
ASSETS                                                                          ------------     ------------
CURRENT ASSETS
     Cash and cash equivalents                                                  $   236,452               --
     Available for sale securities (Note 2)                                       1,868,469               --
     Cash - restricted (Note 2)                                                     175,500          181,375
     Accounts receivable, net of allowance for doubtful accounts
              of $43,163 in 1998 and $12,020 in 1997 (Note 2)                       191,226          103,310
     Due from affiliate, net of allowance for reserve for
              Impairment of $128,046 in 1998 (Note 6)                                80,065          255,361
     Accrued investment income                                                       17,850               --
     Other prepaid expenses                                                          96,613               --
     Rooms/Cabins held for sale (Note 2)                                            253,901          182,978
     Prepaid offering expenses  (Note 2)                                                 --          113,508
     Prepaid hotel cost (Note 2)                                                    135,252           53,027
     Prepaid cruise and tour cost (Note 2)                                           78,943           80,482
                                                                                -----------      -----------
             Total Current Assets                                                 3,134,271          970,041
PROPERTY AND EQUIPMENT, AT COST, NET OF
     Accumulated depreciation (Notes 2 and 3)                                       410,505           58,851
OTHER ASSETS
     Other assets                                                                    11,680           37,179
     Intangible assets, net of accumulated
              Amortization (Notes 2 and 5)                                          680,543          375,919
                                                                                -----------      -----------
                                                                                $ 4,236,999      $ 1,441,990
                                                                                ===========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                                           $   277,802      $   420,303
     Cash overdraft                                                                      --           26,095
     Other current liabilities                                                      196,908          335,294
     Current portion of long-term debt (Note 7)                                     616,500          290,562
     Deferred hotel revenue (Note 2)                                                471,034          284,939
     Deferred cruise and tour revenue (Note 2)                                       92,209          153,056
     Deferred subscription revenue (Note 2)                                          48,706           80,641
                                                                                -----------      -----------
             Total Current Liabilities                                            1,703,159        1,590,890
OTHER LIABILITIES
     Long-term debt (Note 7)                                                             --        1,282,812
                                                                                -----------      -----------
             Total Other Liabilities                                                     --        1,282,812
STOCKHOLDERS' EQUITY (DEFICIT)
     Preferred stock, no par value; authorized
             10,000,000 shares; none issued and outstanding                              --               --
     Common stock $.0001 par value; authorized
             30,000,000 shares; issued and outstanding
             3,024,883 and 1,431,858 shares in 1998 and 1997,
             Respectively (Note 9)                                                      302              143
     Additional paid-in capital (deficit)                                         6,610,474          959,447
     Accumulated deficit                                                         (4,076,936)      (2,391,302)
                                                                                -----------      -----------
             Total Stockholders' Equity (Deficit)                                 2,533,840       (1,431,712)
                                                                                -----------      -----------
                                                                                $ 4,236,999      $ 1,441,990
                                                                                ===========      ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   GRAND ADVENTURES TOUR AND TRAVEL PUBLISHING
                           CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            DECEMBER 31,       DECEMBER 31,
                                                                1998              1997
                                                            ------------      -------------
REVENUES
     Hotel revenue                                          $  5,675,904      $  4,294,918
     Cruise and tour revenue                                   9,752,847         7,878,461
     Magazine subscription and advertising revenue               765,579           581,176
     Investment and other revenue                                162,344            17,640
                                                            ------------      ------------
             Total Revenues                                   16,356,674        12,772,196
COST OF SALES
     Hotel cost                                                4,405,837         3,158,938
     Cruise and tour cost                                      8,629,259         7,000,289
     Magazine publishing cost                                  1,109,238           695,884
     Merchandise cost                                                 --             1,410
                                                            ------------      ------------
             Total Cost of Sales                              14,144,334        10,856,521

             GROSS PROFIT                                      2,212,340         1,915,674

OPERATING EXPENSES
     Selling, general and administrative expenses              1,605,349         1,008,437
     Wages                                                     2,202,622         1,108,745
     Depreciation and amortization                                90,004            39,857
     Bridge loan financing charge                                     --           357,130
                                                            ------------      ------------
             Total Operating Expenses                          3,897,975         2,514,169
                                                            ------------      ------------
Net Income (Loss) Before Income Taxes                       ($ 1,685,635)     ($   598,495)
Income Tax Expense                                                    --                --
NET INCOME (LOSS)                                           ($ 1,685,635)     ($   598,495)
                                                            ============      ============
Net Income (Loss) Per Common Share (Note 2)                 ($      0.58)     ($      0.44)
                                                            ============      ============
Weighted Average Common Shares Outstanding                     2,892,131         1,371,289
                                                            ============      ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   GRAND ADVENTURES TOUR AND TRAVEL PUBLISHING
                           CORPORATION AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


                                                                                       ADDITIONAL
                                                             COMMON STOCK               PAID IN         RETAINED
                                                       SHARES            AMOUNT         CAPITAL         DEFICIT            TOTAL
All share transactions are adjusted for
  1-for-7 reverse stock split (Note 9)

Balance at December 31, 1996                           1,358,432     $       136      $   599,024      $(1,792,807)     $(1,193,647)
     Issuance of shares for services
       ($1.75 per share)                                   1,857              --            3,250               --            3,250
     Issuance of shares in connection with
       Promissory note ($5.00 per share)                  71,436               7          357,173               --          357,180
     Issuance of shares for reverse stock split              133              --               --               --               --
     Net loss                                                                                  --         (598,495)        (598,495)
                                                      -----------    -----------      -----------      -----------      -----------
Balance at December 31, 1997                           1,431,858             143          959,447       (2,391,302)      (1,431,712)
     Issuance of common shares
       ($5.00 per share less offering costs)           1,200,000             120        4,787,678               --        4,787,798
     Conversion of notes payable into
       Common shares ($2.20 per share)                   393,025              39          863,349               --          863,388
     Net loss                                                 --              --               --       (1,685,635)      (1,685,635)
                                                      -----------    -----------      -----------      -----------      -----------
Balance at December 31, 1998                           3,024,883     $       302      $ 6,610,474      $(4,076,936)     $ 2,533,840
                                                     ===========     ===========      ===========      ===========      ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  GRAND ADVENTURES TOUR AND TRAVEL PUBLISHING
                           CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      December 31,     December 31,
                                                                         1998              1997
                                                                      ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                              ($1,685,635)     ($  598,495)
Adjustments to reconcile net loss to cash provided by
     Operating activities:
              Depreciation and amortization                                90,004           39,857
              Provision for losses on accounts receivable                 159,189            3,210
              Promissory note financing charge                                 --          357,130
              Changes in operating assets and liabilities:
              Restricted Cash                                               5,875         (138,135)
              Accounts receivable                                        (119,059)         (86,609)
              Rooms/Cabins held for sale                                  (70,923)        (182,978)
              Prepaid offering expenses                                   113,508         (113,508)
              Other prepaid expenses                                      (17,850)              --
              Accrued investment income                                   (96,613)              --
              Prepaid hotel cost                                          (82,225)         199,317
              Prepaid cruise and tour cost                                  1,539          388,228
              Other assets                                                 25,499          (37,179)
              Accounts payable                                           (142,501)        (158,685)
              Accrued expenses                                           (138,386)         206,149
              Receivable from affiliates and other                         47,250         (343,574)
              Deferred hotel revenue                                      186,095         (100,913)
              Deferred cruise and tour revenue                            (60,847)        (360,454)
              Deferred subscription revenue                               (31,935)         (24,419)
              Deferred discount                                                --          (54,644)
                                                                      -----------      -----------
                   Net Cash Used by Operating Activities               (1,817,015)      (1,005,702)
                                                                      -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of marketable short-term investments                     (1,868,469)              --
     Business acquisitions                                               (329,731)              --
     Purchase of property and equipment                                  (416,550)         (14,510)
                                                                      -----------      -----------
                   Net Cash Used by Investing Activities               (2,614,750)         (14,510)
                                                                      -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of common stock                                 5,651,186            3,300
     Proceeds from notes payable                                          636,500        1,377,956
     Repayments of notes payable                                       (1,593,374)        (336,416)
                                                                      -----------      -----------
                   Net Cash Provided by Financing Activities            4,694,312        1,044,840
                                                                      -----------      -----------
     Net Increase in Cash                                                 262,547           24,628
     Cash at Beginning of Period                                          (26,095)         (50,723)
                                                                      -----------      -----------
     Cash at End of Period                                            $   236,452      ($   26,095)
                                                                      ===========      ===========
SUPPLEMENTAL CASH FLOW INFORMATION
     Cash paid during the year for interest                           $    53,892      $    83,171
                                                                      ===========      ===========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                   GRAND ADVENTURES TOUR AND TRAVEL PUBLISHING
                           CORPORATION AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)



       SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

                                                                           1998         1997
                                                                         --------     --------
Conversion of notes payable into 389,554 shares of common stock          $863,349     $     --

Cancellation of indebtedness and reduction of intangibles                      --      224,963

Recognition of promissory note financing charge in connection
  with issuance of common shares                                               --      357,130

Issuance of common shares in payment of interest expense                       --        3,250

Acquisition of net room credits in exchange for advertising                70,923      182,978

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   GRAND ADVENTURES TOUR AND TRAVEL PUBLISHING
                           CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

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

The Company serves both interline travelers and operators (hotels, resort, cruise lines and others) segments of the interline industry through two distinct business units: Interline Adventures, a publication formerly titled Airfair Magazine and Interline TravelReps, which markets hotel-resort and cruise space and escorted tour packages to interliners.

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

Subscription sales are deferred as unearned income at the time of sale. Magazine customers normally pay for a one-year or two-year subscription in advance. As magazines are delivered to subscribers, the proportionate share of the subscription price is taken into revenue. Magazine subscription selling expenses are charged to operations as incurred.

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

Cash and Cash Equivalents

Substantially all of the balances in the cash and short-term investment accounts consist of operating accounts and investments in commercial paper funds. Restricted cash represents certificates of deposits pledged against as a reserve for credit card processing and against letters of credit issued to various hotels and cruise lines which allows the Company to process last minute bookings.

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

                   GRAND ADVENTURES TOUR AND TRAVEL PUBLISHING
                           CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

Income (Loss) Per Share

During the year ended December 31, 1997, the Company adopted FASB Statement No. 128, Earnings Per Share. Statement 128 requires presentation of basic earnings per share and diluted earnings per share. Basic earnings per share excludes potential dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted earnings per share is computed similarly to fully diluted earnings per share under previous generally accepted accounting principles in the United States. Prior year earnings (loss) per share data are restated to conform with Statement 128 for consistent presentation of all periods. During the years ended December 31 1998 and 1997, diluted loss per share has not been presented due to the antidilutive effect of including options in the weighted-average number of shares outstanding.

Depreciation and Amortization

Property and equipment are stated at cost. Depreciation is computed on the straight-line method for financial statement purposes. Estimated useful lives range from 5 to 7 years. Intangibles, consisting of "excess of cost over net assets acquired" and non-compete covenants are stated at cost and are being amortized over 40- year, 5-year, and 3-year periods.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All inter-company transactions have been eliminated.

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

Stock-Based Compensation

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No.123, Accounting for Stock-Based Compensation. The Company currently accounts for its stock-based compensation plans using the accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Since the Company is not required to adopt the fair value based recognition provisions prescribed under SFAS No. 123, it has elected to comply with the disclosure requirements set forth in the Statement, which includes disclosing pro forma net income as if the fair value based method of accounting had been applied. (See Note 11.)

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

                   GRAND ADVENTURES TOUR AND TRAVEL PUBLISHING
                           CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

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

Prepaid Offering Costs

Professional fees, filing fees, registration and other costs of a Public Offering (Offering) of the Company's common stock (see Note 10) were recorded as a reduction of additional paid-in capital upon the successful completion of the Offering on February 5, 1998.

Investments

The Company classifies its marketable debt securities as "held to maturity" if it has the positive intent and ability to hold the securities to maturity. All other marketable securities are classified as "available for sale." Securities classified as "available for sale" are carried in the financial statements at fair value. Realized gains and losses, determined using the first-in, first-out
(FIFO) method, are included in earnings; unrealized holding gains and losses are reported in other comprehensive income. Securities classified as held to maturity are carried at amortized cost. Unrealized gains were immaterial for the years ended December 31, 1998 and 1997.

Concentrations of Credit Risk Arising from Cash Deposits in Excess of Insured Limits

The Company maintains cash balances at several financial institutions located in Texas. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 1998, the Company's uninsured cash balances total $8,746.

3.       PROPERTY AND EQUIPMENT

Property and equipment at December 31, 1998 and 1997 is as follows:

                                       1998          1997
                                    ---------     ---------
Property and equipment              $ 524,856     $ 108,306
Less accumulated depreciation        (114,351)      (59,455)
                                    ---------      --------
Net property and equipment          $ 410,505     $  58,851
                                    =========     =========

Depreciation expense for the years ending December 31, 1998 and 1997 was $64,896 and $18,730, respectively.

4.       ACQUISITIONS

On November 5, 1998, the Company acquired the interline related assets of Exclusively Cruises, Atlanta Inc. a privately held travel company offering cruises and tours to the interline market. The purchase consideration was in the form of cash of $12,500 and a non-interest bearing note payable with a balloon payment of $20,000 due December 4, 1999. The assets acquired included the trade name "Exclusively Interline," client lists and telephone numbers. No liabilities were assumed in the acquisition.

Assets acquired from Exclusively Interline consist of the following:

Excess of cost over net assets acquired              $32,836
                                                     -------
Total assets acquired                                $32,836
                                                     =======

The purchase method of accounting was used to account for the above transaction and the excess of cost over net assets acquired is being amortized over 5 years.

On December 11, 1998, the Company acquired certain assets and liabilities of Sun Central Reservations, Inc. and The Pass Bureau, Inc., two privately held travel companies offering hotel, resorts and cruises to the interline market. The purchase consideration was in the form of cash. In addition to assets listed below, the Company acquired intangible assets in the form of customer names, addresses, phone numbers, e-mail addresses, fax numbers, company telephone numbers, 800 sales numbers, existing vendor contracts, distribution addresses, non-compete agreements and all internet web addresses and the trade names "The Pass Bureau" and "Sun Central Reservations."

                   GRAND ADVENTURES TOUR AND TRAVEL PUBLISHING
                           CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

4.       ACQUISITIONS (Continued)

Assets acquired from Sun Central/Pass Bureau consist of the following:

Certificate of deposit                                                 $21,079
Furniture and equipment                                                 35,277
Receivables due from hotels and clients                                 81,882
Excess of cost over net assets acquired                                296,896
                                                                      --------
Total assets acquired                                                 $435,134
                                                                      ========


Liabilities assumed from Sun Central/Pass Bureau consist of the following:

Client refunds due                                                    $ 39,072
Client credit vouchers                                                  23,903
Payables due hotels                                                     81,012
Payables due trade vendors and payroll                                  274147
Note payable                                                            17,000
                                                                      --------
Total liabilities assumed                                             $435,134
                                                                      ========

The purchase method of accounting was used to account for the above transaction and the excess of cost over net assets acquired is being amortized over 5 years.

5.       INTANGIBLE ASSETS

Intangible assets at December 31, 1998 and 1997 are as follows:

In April of 1997, promissory notes related to the acquisition of intangibles were renegotiated, resulting in a reduction of intangible assets of approximately $225,000.

At December 31, 1998 and 1997, the unamortized cost consists of the following:

                                                    1998               1997
                                                  --------           --------
Cost                                              $754,175           $424,443
Less accumulated depreciation                      (73,632)           (48,524)
                                                  --------           --------
Net                                               $680,543           $375,919
                                                  ========           ========


Amortization expense for the years ended December 31, 1998 and 1997, was $25,108 and $21,127, respectively.

                   GRAND ADVENTURES TOUR AND TRAVEL PUBLISHING
                           CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


6.       DUE TO AFFILIATE

The Company entered into a Management Services Agreement with BEI and IMS whereby BEI agreed to permit the Company to use office space and certain computer and telephone equipment leased by the Company, BEI and IMS agreed to provide to the Company certain services including accounting, payroll, services, and the services of certain executive officers and personnel who perform services for Airfair, BEI, and IMS. The Company agreed to pay to BEI and IMS, collectively, a cash sum equal to 1/2% of the Company's gross cash receipts during any month in which the Agreement remains in effect. This agreement was cancelled as of January 1, 1998.

The Company and IMS have also entered into an Inventory Marketing Agreement whereby the Company sells certain IMS inventories. The Company is required to make monthly payments to IMS equaling (I) the cash value of the inventory sold plus (ii) 25% of the collected revenue generated from such sales less such cash value. This agreement was cancelled as of January 31, 1998.

At December 31, 1998 and 1997, BEI owed the Company $208,111 and $255,361, respectively. The receivable at December 31, 1998 is collateralized by investment securities held by BEI. The terms of the note receivable dated December 31, 1997 are 10% annual interest with principle and interest due on demand. The Company has not included any accrued interest in the financial statements. The Company set up a reserve for impairment of $128,046 at December 31, 1998, based upon the fair market value of collateralized securities.

                           CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

7.       LONG-TERM DEBT

At December 31, 1998 and 1997, long-term debt consisted of the following:

                                                                           1998             1997
                                                                       -----------      -----------
Notes payable to shareholders, due April 30, 2000
including interest at 12% per annum payable in
monthly installments, convertible into common stock
at a conversion price of $.50 principal amount for each share          $        --      $   333,017

Note payable at $1,163 per month, including interest
at 14% per annum, convertible into common stock
at the conversion price of $1.00 principal amount for
each common share, subordinated to senior indebtedness                          --           43,234

Convertible debentures due April 2000, 7% interest only
due on each anniversary with principal due at maturity,
interest may be paid in shares of common stock at the
option of the Company at the rate one share for each
$.50 of interest due, unpaid principal is convertible into
common stock at a conversion price of $.25 per share                            --          500,000

Note payable at $1,000 per month for six months beginning
April 25, 1997, then $1,500 per month for six months,
then $2,000 per month until paid in full, with interest
at 8% per annum                                                                 --           44,002

Note payable at $4,246 per month beginning April 1997,
with interest at 6% per annum                                                   --           10,283

Note payable at $1,154 per month beginning April 1997,
with interest at 10% per annum, maturity date of March 1999,
unpaid balance can be converted into common stock at $.50 per share             --           16,203

Note payable at $1,000 per month beginning May 15, 1997,
remaining unpaid balance due June 15, 1998, interest at
9% per Annum                                                                    --           21,508

Note payable at $556 per month beginning August 5, 1997,
with interest at 8% per annum, maturity date of August 5, 1998                  --            3,797

Note payable at $300 per month beginning June 15, 1997
for 35 months at 10% interest per annum                                         --            7,330

Note payable to be paid out of proceeds of offering or
any receipts on pledged advertising accounts receivable with
interest at 10% per annum, maturity date of March 23, 1998                      --           70,000

Note payable with interest payable quarterly beginning January
1, 1998, interest rate of 10% per annum, principal due
September 30, 1999                                                              --           24,000

Promissory notes payable with interest payable quarterly
beginning January 1, 1998, bearing interest at 10% per annum,
principal due September 30, 1999                                                --          500,000

Margin loan, 8% annual interest, secured by marketable securities          250,000               --

Norwest Line of Credit, interest at prime + 1% payable monthly
Secured by certificates of deposit                                         346,500               --

Exclusively Interline acquisition (Note 4)                                  20,000               --

                                                                           616,500        1,573,374

Less current portion                                                      (616,500)        (290,562)
                                                                       -----------      -----------
 Total                                                                 $         0      $ 1,282,812
                                                                       ===========      ===========

                   GRAND ADVENTURES TOUR AND TRAVEL PUBLISHING
                           CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

8.       INCOME TAXES

The components of the provision for income taxes at December 31, 1998 and 1997 are as follows:

                           1998     1997
                          ------    -----
Current tax expense       $  --     $  --
Deferred tax expense
                             --        --
                          -----     -----
Income tax expense        $  --     $  --
                          =====     =====

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:

                                                1998           1997
                                             ---------      ---------
Deferred tax assets:
   Accounts receivable                       $  14,674      $   4,087
   Net operating loss carryforward             770,136        507,108
                                             ---------      ---------

Gross deferred tax assets                      784,810        511,195
   Valuation allowance                        (762,058)      (492,516)
                                             ---------      ---------
Total deferred tax assets                       22,752         18,679
                                             ---------      ---------
Deferred tax liabilities:
   Fixed assets                                  6,217          3,914
   Intangible assets                            16,535         14,765
                                             ---------      ---------
Total deferred tax liabilities                  22,752         18,679
                                             ---------      ---------
Net deferred tax asset (liability)           $      --      $      --
                                             =========      =========


There are no significant reconciling items between the statutory U.S. federal rate and effective rates for the years ended December 31, 1998 and 1997.

At December 31, 1998, the Company has a net operating loss carryforward totaling approximately $2,200,000 that may be offset against future taxable income. If not used, $610,000 of the carryforward will expire in 2011 and $1,590,000 will expire in 2012. Under certain circumstances, Section 382 of the Internal Revenue Coded of 1986 restricts a corporation's use of its net operating loss carryforward. Due to the Company's issuance of additional stock, the Company's use of its existing net operating loss carryforward could be limited. Therefore, the Company may have to pay federal income taxes sooner than if the use of its net operating loss carryforward were not restricted.

9.       COMMON STOCK

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

In February of 1998, the Company issued 1,200,000 shares of its common stock at $5.00 per share, pursuant to a public offering, for net proceeds (after offering costs) of $4,787,798. Also, in February of 1998, the Company issued 393,025 common shares valued at $2.20 per share to holders of $863,388 of convertible debentures.

                   GRAND ADVENTURES TOUR AND TRAVEL PUBLISHING
                           CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

10.      LEASING ARRANGEMENTS

On December 1, 1997, the Company entered into a lease agreement for office space. The terms of the lease agreement call for 10,567 square feet of net rentable area for a period of five years and three months with an option to renew for five years. Monthly rent payments over the initial term of the lease are $12,328 from March 1, 2000 to February 28, 2001 and $12,478 from March 1, 2001 to February 28, 2003. The option year rates will be based on market conditions upon the renewal date. In 1997, the Company was paying its portion of rent under a management services agreement which was cancelled on January 1, 1998.

The following is a schedule of future minimum rentals under the lease agreement at December 31, 1998.

YEAR ENDING
DECEMBER 31:                                          AMOUNT
------------                                        ---------
1999                                                $ 135,614
2000                                                  146,176
2001                                                  149,436
2002                                                  149,736
2003                                                   24,956
                                                    ---------
                                                    $ 606,218
                                                    =========

11.      STOCK OPTION PLAN

The Company has a qualified long-term stock incentive plan (LTSIP) that authorizes an aggregate of 450,000 shares (as adjusted for 1-for-7 reverse stock split) of common stock for future grants. The exercise price of each employee option ranges as described below (price adjusted for 1-for-7 reverse stock split). An option's maximum term is five years. Employee options were granted on August 1, 1996, February 1, 1997, and July 1, 1998 and vest in three to four years. The Company also granted a total of 140,000 non-qualified stock options to directors and one consultant on July 1, 1998. These options vest over two years with an exercise price of $5.00 per share.

A summary of the status of the Company's stock option grants as of December 31, 1998 and 1997, and the changes during the years ending December 31, 1998 and 1997 is presented below: (The fair value of each option grant is estimated on the grant date using an option-pricing model with the following weighted-average assumptions used for grants in 1998 and 1997: risk-free interest rate of 6%, and expected lives of 4 years for the options.)

                                                    1998                      1997
                                           ----------------------    ----------------------
                                                         WEIGHTED                  WEIGHTED
                                                         AVERAGE                   AVERAGE
                                                         EXERCISE                  EXERCISE
Fixed Options                               SHARES        PRICE      SHARES         PRICE
-------------                              --------      --------    -------      ---------
Balance, Beginning of Year                   98,075      $ 7.00       43,571      $ 7.00

Granted                                     354,000        5.00       60,874        7.00
Exercised                                        --          --           --          --
Forfeited                                   (34,091)       7.00       (6,370)       7.00
                                           --------                  -------

Balance, End of Year                        417,984        5.46       98,075        7.00
                                           ========                  =======

Exercisable at End of Year                  167,998                   38,450
                                           ========                  =======
Weighted-average fair value of options
    granted during the year                $   0.23                  $  2.60
                                           ========                  =======

                   GRAND ADVENTURES TOUR AND TRAVEL PUBLISHING
                           CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


    The following table summarizes information about fixed stock options outstanding at December 31, 1998.


  EXERCISABLE OPTIONS                                              OUTSTANDING OPTIONS
  -------------------                    --------------------------------------------------------------------
                                           WEIGHTED-
                                           AVERAGE
                           NUMBER         REMAINING       WEIGHTED-            NUMBER             WEIGHTED-
      RANGE OF           OUTSTANDING     CONTRACTUAL       AVERAGE           EXERCISABLE           AVERAGE
   EXERCISE PRICES       AT 12/31/98        LIFE       EXERCISE PRICE        AT 12/31/98       EXERCISE PRICE
   ---------------       -----------     -----------   --------------        -----------       --------------
      $ 7.00                81,734        3 years          $ 7.00              127,998             $ 7.00
        5.00               336,250        4 years            5.00               40,000               5.00
                          --------                                            --------
                           417,984                                             167,998
                          ========                                            ========

Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under the plan consistent with FASB Statement 123, compensation cost for the years ended December 31, 1998 and 1997 would have increased by $35,091 and $64,000, respectively and the Company's net loss and loss per share would have been reduced to the pro forma amounts indicated below:

                                                                        1998                 1997
                                                                    ------------         -----------
  Net (loss)                         As reported                    $(1,685,635)         $ (598,495)
                                     Pro forma                       (1,720,726)           (662,495)
  Net (loss) per common share        As reported                           (.58)               (.44)
                                     Pro forma                             (.59)               (.48)

12.      FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                           CARRYING      FAIR
                            AMOUNT       VALUE
                         -----------  -----------
Assets:
Restricted cash          $   175,500  $   175,500
Accounts receivable          191,226      191,226
Due from affiliate            80,065       80,065
Liabilities:
Accounts payable             277,802      277,802
Short-term debt              616,500      616,500

Restricted cash, accounts receivable and accounts payable. The carrying value of such items approximates their fair value at December 31, 1998.

Short-term debt. Fair value of such debt is based on rates currently available to the Company for debt of similar terms and remaining maturities. There are no quoted prices for the debt or similar debt.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes or disagreements with the Company's independent accountant during the last 2 fiscal years.

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

              NAME                                         AGE                               POSITION
   --------------------------------                        ---            ---------------------------------------------
   Matthew O'Hayer.................                         42            Chairman, Chief Executive Officer
   Joseph S. ("Jay") Juba..........                         35            President, Chief Operating Officer, Secretary
   Darrell Barker..................                         50            Chief Financial Officer, Treasurer
   Fernando Cruz Silva.............                         38            Senior Vice President of Sales & Marketing
   Patti Macchi....................                         53            Vice President of Cruise Sales & Marketing
   Robert Sandner..................                         44            Director
   Robert G. Rader.................                         63            Director
   Duane K. Boyd, Jr. .............                         53            Director

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

    Duane K. Boyd, Jr. became a director of the Company as of July 8, 1998. Mr. Boyd, a Certified Public Accountant, has served as Senior Vice President of American Physicians Service Group, Inc. ("APS") since July 1991. APS through its affiliates and subsidiaries provides health care and financial related services to individuals and institutions. From 1974 to 1991, Mr. Boyd was with KPMG Peat Marwick. He was a partner with that firm from 1982.

    Messrs. Boyd, Rader and Sandner serve as Audit Committee members with Mr. Boyd serving as chairman. These same gentlemen also serve as members of the Company's Compensation Committee.


ITEM 10. EXECUTIVE COMPENSATION

    The following table reflects compensation paid to the two mostly highly compensated executive officers of the Company.

                                                                                    LONG TERM COMPENSATION
                                                                                --------------------------------
                                                                                        AWARDS
                                                                                ----------------------- PAYOUTS
                                                      ANNUAL COMPENSATION       RESTRICTED  SECURITIES ---------
                                                 ------------------------------   STOCK     UNDERLYING    LTIP      ALL OTHER
                                                  SALARY      BONUS     OTHER      AWARD     OPTIONS     PAYOUTS   COMPENSATION
     NAME AND PRINCIPAL POSITION        YEAR       ($)         ($)       ($)        ($)       SARS(#)     ($)           ($)
-----------------------------------     ----     --------   --------- ---------  --------   ---------  ---------   -------------
Matthew O'Hayer ...................     1998     $138,357     $ 0        $ 0       $ 0        100,000      0            $ 0
  Chairman & CEO

Joseph S. ("Jay") Juba, ...........     1998     $ 92,565       0        $ 0       $ 0         50,000      0            $ 0
  President, COO and Secretary

    The following table reflects option grants issued to the two most highly compensated executive officers of the Company.


                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                              Percentage of
                                       Number of            total options/SARS      Exercise or
                                  Securities underlying     granted to employees     base price         Expiration
        Name                      Options/SARS granted         In fiscal year        ($/Share)             date
        ----                      --------------------      --------------------   --------------          ----

QUALIFIED PLAN:

Matthew O'Hayer                          25,000                    11.7%                $5.00           July 1, 2008
   Chairman & CEO

Joseph S. ("Jay") Juba                   20,000                     9.3%                $5.00           July 1, 2008
   President, COO and Secretary

NON-QUALIFIED PLAN:

Matthew O'Hayer  (1)                     75,000                    53.6%                $5.00           July 1, 2008
   Chairman & CEO

Joseph S. ("Jay") Juba (1)               30,000                    21.4%                $5.00           July 1, 2008
   President, COO and Secretary

(1) These options were issued under the Company's non-qualified stock plan. These options are available for issue to directors, consultants and persons considered key to the success of the Company. The Company issued 140,000 total options on July 1, 1998. Half of these options vest on July 1, 1998 and the remainder on July 1, 1999. The percentage column for these grants are the percentage granted to the above individuals to total granted under this plan only.

COMPENSATION OF DIRECTORS

    The Company does not currently compensate directors in cash for any services provided as a director. Directors were granted a total of 135,000 of non-qualified stock options on July 1, 1998 at an exercise price of $5.00 per share. These options vest over 2 years with 1/2 of the options vesting on July 1, 1998 and the remaining 1/2 vesting on July 1, 1999.

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

    Joseph S. Juba, the President and Chief Operating Officer of the Company has signed an employment agreement with BEI Holdings, Inc., together with Airfair and BEI, the "Employers. The following is a description of the terms and conditions of Mr. Juba's employment agreement which was entered into March 1, 1995:

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

LONG-TERM INCENTIVE PLAN

    The Company has a long-term stock incentive plan (LTSIP) that reserves 450,000 shares of Common Stock for grants to employees and others who are determined to be key to the future operational success of the Company.

    An option's maximum term is five years. Employee options were granted on August 1, 1996 and vest in three years. Options were also granted on February 1, 1997 and July 1, 1998 and vest over 4 years. The fair value of each option grant is estimated on the grant date using an option-pricing model with the following weighted-average assumptions used for grants in 1996: risk-free interest rate of 6%, and expected lives of 5 years for the options.

    The Company has a non-qualifying stock incentive plan that reserves 300,000 shares of common stock for grants to officers, directors, consultants and contractors who are determined to be key to the future operations and success of the Company (See "Exhibit 10.05 1998 Non-Qualifying Incentive Plan"). An options maximum term is ten years. Options were granted July 1, 1998 and vest over two years. This plan has been approved by the Board of Directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    PRINCIPAL STOCKHOLDERS

    The following table sets forth, as of December 31, 1998, the name and shareholdings, including options to acquire Common Stock, of each person who owns of record, or was known by the Company to own beneficially, 5% or more of the shares of the Common Stock currently issued and outstanding; the name and shareholdings, including options to acquire the Common Stock, of each director; and the shareholdings of all executive officers and directors as a group. The address of each of the individuals listed below is the address of the Company.

                                                                                 PERCENTAGE OF
                                               NATURE OF        NUMBER OF          OWNERSHIP
       NAME OF PERSON OR GROUP                 OWNERSHIP       SHARES OWNED      AFTER OFFERING
    ------------------------------            ---------------  ------------      --------------
  Matthew O'Hayer.................            Direct               559,144                18.5%
  Joseph S. "Jay" Juba............            Direct               157,142                 5.2%
  Fernando Cruz Silva.............            Direct                44,286                 1.5%
  Robert Sandner..................            Direct               111,786                  .4%
  Duane K. Boyd, Jr. .............            Direct/Indirect       24,000                  .0%


  All executive officers and
   directors as a                             Direct               896,328                29.6%
   group (seven persons)...........
                                              Options              244,286                  .7%
            Total.................                               1,140,614                34.9%

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Prior to the Offering, the Company had only one disinterested director. The Company has agreed with the state securities administrators of certain states, as well as the Boston Stock Exchange and the Nasdaq SmallCap(SM) Market, that from and after the consummation of the Offering, the Company will have at least two directors who are independent and capable of exercising independent judgment. Currently the Company has four directors, three of whom are independent. The Company represents that (A) all future material affiliated transactions and loans will be made or entered into on terms that are no less favorable to the Company than those that can be obtained from unaffiliated third parties; and (B) all future material affiliated transactions and loans, and any forgiveness of loans, will be approved by a majority of the Company's independent directors who (i) do not have an interest in the transactions and
(ii) have access, at the Company's expense, to the Company's or independent legal counsel. Unless otherwise indicated, the terms of the following transactions were not the results of arm's length negotiations, but in the opinion of management of the Company each transaction is on terms as fair to the Company as could be obtained in arm's length negotiations in similar circumstances.

    Effective March 1, 1996, the Company entered into a management agreement with IMS under which it agreed to provide the Company with such executive services and administrative support for a fee equal to 0.5% of the Company's gross revenue per month plus a portion of the direct payroll expenses of certain members of management who serve BEI, IMS, and Airfair. These management fees amounted to approximately $174,965 for the year ended December 31, 1997. Such management fees include reimbursement for an allocable portion of the time of such executives devoted to the business affairs of the Company as follows:
Matthew O'Hayer, approximately 70% of his time at an annual salary of $130,680; Joseph S. Juba, approximately 80% of his time at an annual salary of $84,000; and Darrell Barker, approximately 50% of his time at an annual salary of $60,000. The Management Agreement terminated on December 31, 1997, when the Company moved to new office space. At the time the Management Agreement was agreed upon, the Company lacked sufficient disinterested directors to ratify its terms and conditions. At December 31, 1998, the Company has a gross receivable from this affiliation in the approximate amount of $208,000. The Company has an allowance set up for doubtful collections of $128,000. This receivable is collaterialized with shares of a publicly-traded Company.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

 a)        Exhibits

           The following exhibits are filed electronically herewith:

   10.05   1998 Non-qualifying Incentive Plan

           Exhibit 27.01 Financial Data Schedule

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

   10.02   Long Term Stock Incentive Option Plan

   10.03 Non-Qualified Stock Option granted effective August 19, 1996 by Riley Investments, Inc. to Mark Waller

   10.04   Indemnification and Pledge Agreement


   The following exhibits are incorporated by reference from the Registration Statement on Form SB-2 filed October 24, 1997:

    3.02   Bylaws

    21.1   Subsidiaries of the Registrant

    10.05  Employment Agreement with Joseph S. Juba

 b)  Reports on Form 8-K

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

                                       Date         April 14, 1999
                                                    --------------

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

                                       By    /s/ Darrell W. Barker
                                             ----------------------
                                             Darrell W. Barker,  Chief Financial Officer

                                       Date  April 14, 1999
                                             --------------


                                       By    /s/ Matthew O'Hayer
                                             --------------------
                                             Matthew O'Hayer, Chairman of the Board and Chief
                                             Executive Officer

                                       Date  April 14, 1999
                                             --------------

                                       By    /s/ Robert Sandner
                                             -------------------
                                             Robert Sandner,  Director

                                       Date  April 14, 1999
                                             --------------

                                       By    /s/ Robert Rader
                                             ----------------
                                             Robert Rader,  Director

                                       Date  April 14, 1999
                                             --------------

                                       By    /s/ Duane K. Boyd, Jr.
                                             ----------------------

                                       Date  April 14, 1999
                                             --------------

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                 DESCRIPTION
------                 -----------

27.1                Financial Data Schedule

10.05               1998 Non-qualifying Incentive Plan