Form 10QSB
period 1999-03-31
GRAND ADVENTURES TOUR & TRAVEL PUBLISHING CORP
filed 1999-05-14
CIK 791958

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                        COMMISSION FILE NUMBER 33-4734-D

              GRAND ADVENTURES TOUR & TRAVEL PUBLISHING CORPORATION
                       (FORMERLY RILEY INVESTMENTS, INC.)
              -----------------------------------------------------
               (Exact name of registrant as specified in charter)

           OREGON                                          93-0950786
-------------------------------                        -------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

211 EAST 7TH STREET, 11TH FLOOR, AUSTIN, TEXAS                78701
----------------------------------------------             ---------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code        (512) 391-2000
                                                          --------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes X   No
                                                             ---    ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 5, 1999, the Company had outstanding 3,024,883 shares of its common stock, par value $0.0001.

ITEM 1. FINANCIAL STATEMENTS

                    GRAND ADVENTURES TOUR & TRAVEL PUBLISHING
                           CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                  Unaudited         Audited
                                                                   March 31,      December 31,
ASSETS                                                               1999             1998
CURRENT ASSETS
     Cash and cash equivalents                                   $    42,255      $   236,452
     Available for sale securities                                 1,882,581        1,868,469
     Cash - restricted                                               175,500          175,500
     Accounts receivable, net of allowance for
              doubtful accounts of $43,163 in 1999 and 1998          181,433          191,226
     Due from affiliate, net of allowance for
              doubtful accounts of $128,046 in 1999 and 1998          84,691           80,065
     Accrued investment income                                        29,455           17,850
     Prepaid other                                                   166,664           96,613
     Rooms/Cabins held for sale                                      276,012          253,901
     Prepaid hotel cost                                              506,283          135,252
     Prepaid cruise and tour cost                                    164,802           78,944
                                                                 -----------      -----------
             Total Current Assets                                  3,509,676        3,134,272
                                                                 -----------      -----------
PROPERTY AND EQUIPMENT, at cost, net of
     accumulated depreciation                                        446,893          410,504
                                                                 -----------      -----------
OTHER ASSETS
     Other assets                                                     11,680           11,680
     Intangible assets, net of accumulated
              amortization                                           654,884          680,543
                                                                 -----------      -----------
                                                                 $ 4,623,133      $ 4,236,999
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                            $   120,121      $   277,802
     Other current liabilities                                       184,541          196,908
     Short-term debt                                                 616,500          616,500
     Deferred hotel revenue                                          890,741          471,034
     Deferred cruise and tour revenue                                206,001           92,209
     Deferred subscription revenue                                    46,153           48,706
                                                                 -----------      -----------
             Total Current Liabilities                             2,064,057        1,703,159
                                                                 -----------      -----------
OTHER LIABILITIES
     Long-term debt                                                       --               --
                                                                 -----------      -----------
             Total Other Liabilities                                      --               --
                                                                 -----------      -----------
STOCKHOLDERS' (DEFICIT)
     Preferred stock, no par value; authorized
             10,000,000 shares; none issued and outstanding               --               --
     Common stock $.0001 par value; authorized
             30,000,000 shares; issued and outstanding
             3,024,883 in 1999 and 1998,
             respectively                                                302              302
     Additional paid-in capital                                    6,610,474        6,610,474
     Accumulated deficit                                          (4,051,700)      (4,076,936)
                                                                 -----------      -----------
             Total Stockholders' Equity                            2,559,076        2,533,840
                                                                 -----------      -----------
                                                                 $ 4,623,133      $ 4,236,999


The accompanying notes are an integral part of these consolidated financial statements.

                    GRAND ADVENTURES TOUR & TRAVEL PUBLISHING
                           CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               Unaudited
                                                           Three Months Ended
                                                        March 31,       March 31,
                                                          1999            1998
REVENUES
     Hotel revenue                                     $2,759,580     $ 1,153,083
     Cruise and tour revenue                            2,824,413       1,481,918
     Magazine subscription and advertising revenue        365,573         121,097
     Interest income                                       32,303          20,059
     Other revenue                                          8,202           4,304
                                                       ----------     -----------
              Total Revenues                            5,990,071       2,780,461
                                                       ----------     -----------
COST OF SALES
     Hotel cost                                         2,159,104         906,888
     Cruise and tour cost                               2,443,819       1,295,890
     Magazine publishing cost                             252,091         190,580
                                                       ----------     -----------
              Total Cost of Sales                       4,855,014       2,393,358
                                                       ----------     -----------
              Gross Profit                              1,135,057         387,103
                                                       ----------     -----------
OPERATING EXPENSES
     Selling, general and administrative expenses         336,604         237,203
     Wages                                                730,357         424,557
     Depreciation and amortization                         42,860          11,950
                                                       ----------     -----------
              Total Operating Expenses                  1,109,821         673,710
                                                       ----------     -----------
Net Income (Loss) Before Income Taxes                      25,235        (286,607)
Income Tax Expense                                             --              --
Net Income (Loss)                                      $   25,235     $  (286,607)
Net Income (Loss) Per Common Share                     $     0.01     $     (0.09)
                                                       ----------     -----------
Weighted Average Common Shares Outstanding              3,024,883       3,021,412
                                                       ----------     -----------

The accompanying notes are an integral part of these consolidated financial statements.

              GRAND ADVENTURES TOUR & TRAVEL PUBLISHING CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 1999 and 1998

                                                                                   Unaudited
                                                                            March 31,       March 31,
                                                                              1999            1998
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                          $  25,235      $  (286,607)
Adjustments to reconcile net loss to cash provided by
     operating activities:
              Depreciation and amortization                                   42,860           11,950
             Changes in operating assets and liabilities:
              Restricted Cash                                                     --          (35,440)
              Accounts receivable                                              9,793           16,894
              Rooms/Cabins held for sale                                     (22,111)          42,374
              Prepaid offering expenses                                           --          113,508
              Prepaid other                                                  (70,051)              --
              Accrued investment income                                      (11,605)              --
              Prepaid hotel cost                                            (371,031)        (145,319)
              Prepaid cruise and tour cost                                   (85,858)        (198,091)
              Other assets                                                        --            2,018
              Accounts payable                                              (157,681)         (99,117)
              Accrued expenses                                               (12,367)        (146,404)
              Receivable from affiliates and other                            (4,626)        (117,909)
              Deferred hotel revenue                                         419,707          221,214
              Deferred cruise and tour revenue                               113,792          191,668
              Deferred subscription revenue                                   (2,553)           6,019
                                                                           ---------      -----------
                   Net Cash Provided (Used) by Operating Activities         (126,496)        (423,242)
                                                                           ---------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of marketable short-term investments                           (14,112)              --
     Business acquisitions                                                     4,254               --
     Purchase of property and equipment                                      (57,843)         (59,195)
                                                                           ---------      -----------
                   Net Cash Provided (Used) by Investing Activities          (67,701)         (59,195)
                                                                           ---------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of common stock                                           --        5,744,312
     Repayments of notes payable                                                  --       (1,573,374)
                                                                           ---------      -----------
                   Net Cash Provided by Financing Activities                      --        4,170,938
                                                                           ---------      -----------
     Net Increase (Decrease) in Cash                                        (194,197)       3,688,501
     Cash at Beginning of Period (Overdraft)                                 236,452          (26,095)
                                                                           ---------      -----------
     Cash at End of Period                                                 $  42,255      $ 3,662,406
SUPPLEMENTAL CASH FLOW INFORMATION
     Cash paid during the period for interest                              $  12,317      $    24,405


The accompanying notes are an integral part of these consolidated financial statements.


Supplemental schedule of noncash investing and financing activities:

     For the three months ended March 31, 1998, the Company had a noncash transaction whereby $863,388 of convertible notes payable were converted into 389,554 shares of the Company's common at the date of offering.

     The Company had net noncash transactions for the three months ended March 31, 1999 in the amount of $22,111 which represents the net change between utilization of room credits used during the quarter and new room credits acquired under advertising agreements. For the three months ended March 31, 1998, the net change in the room credits was $42,374.

                    GRAND ADVENTURES TOUR & TRAVEL PUBLISHING
                           CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (Unaudited)

1.       GENERAL

The accompanying unaudited consolidated financial statements have been prepared in conformity with the accounting principles stated in the audited financial statements for the year ended December 31, 1998 and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position as of March 31, 1999 and the results of operations for the periods presented. These statements have not been audited or reviewed by the Company's independent certified public accountants. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

The notes to consolidated financial statements appearing in the Company's Annual Report on form 10-KSB for the year ended December 31, 1998 filed the Securities Exchange Commission should be read in conjunction with this Quarterly Report on Form 10-QSB. There have been no significant changes in the information in those notes other than from normal business activities of the Company.

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

GENERAL

Gross revenue for the quarter ended March 31, 1999 increased 115% over the comparable quarter for 1998. The Company realized gross revenue of approximately $6 million and positive net income of $25 thousand as compared to gross revenue of $2.8 million and a loss of $287 thousand for the prior year quarter. Earned revenues registered substantial increases in all product lines over the comparable first quarter of 1998. Hotel and resort travel sales increased 139%, cruise and tour travel sales increased 91% and advertising sales increased 202%. The Company experienced significant increases in phone volume, web site transactions and advertising contracts during the first quarter and as a result added 20 new personnel primarily in the reservation center in order to accommodate this increase in business. The Company had 92 full-time employees at March 31, 1999.

New travel bookings with money (either paid in full or a deposit received) were approximately $7.7 million for the quarter and new advertising contracts for the Company's publications were in excess of $1 million. The Company does not recognize travel revenue as earned until travel has occurred therefore the new bookings mentioned above may have been earned during the quarter while others will be earned in the future. The Company endeavors to require some form of payment at the time of booking. Most of the advertising contracts cited are twelve-month commitments and therefore are recognized into income over the contract period. Expenses associated with generating these bookings and advertising contracts were expensed as incurred.

The Company believes this increase in business was a direct result of increased marketing efforts including increasing the number of field representatives distributing the Company's marketing materials to professional airline personnel around the world (from approximately 550 a year ago to over 1,550 as of March
1999) as well as increasing the number of publications distributed from approximately 15,000 magazines in January 1998 to over 100,000 as of March 1999. The Company has also focused on development of its product base resulting in an increased number of properties and destinations available from approximately 500 properties at the beginning of 1998 to almost 1,300 as of March 1999. The Company believes that the benefits of these efforts will not be limited to the periods in which these efforts were made but provides a foundation for continued future growth.

FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION

Total current assets increased $375 thousand during the quarter to $3.5 million and current liabilities increased $360 thousand to $2.1 million. The primary cause for both of these increases relate to the significant increase in bookings that occurred during the quarter in that prepayments to vendors and deferred revenues received from clients are not recognized as earned until travel has occurred. These prepaid assets and deferred liabilities are short-term in nature due to the short time frame between booking date and travel date.

Total cash and investment securities decreased $200 thousand during the quarter as a result of the continued funding of liabilities associated with the acquisitions that occurred in December 1998 and the prepayment of approximately $120 thousand for paper that will be utilized in printing of the Company's publications over the next few months. Substantially all of the liabilities assumed in the acquisitions have been satisfied as of March 31, 1999. The restricted cash balance of $175 thousand represents a portion of the Company's certificates of deposit pledged as a reserve for charge backs against the Company's Visa/MasterCard credit card processing and also pledged against various letters of credit to hotel/cruise vendors. The letters of credit serve as security for the vendors to allow the Company to make last minute bookings with these vendors without having to pay in advance of travel. None of these letters of credit have been drawn on to date.

Accounts receivable balances are comprised primarily of advertising revenue due from vendors that advertised in the Magazine and Updates. Room/Cabins held for sale arises out of advertising agreements where hotels allot rooms in exchange for advertising in the Company's publications. There was also a balance due from affiliates, which is secured by a short term promissory note bearing interest and collateralized by shares in a publicly traded company. The agreement calls for the shares to be sold on the open market over time with the proceeds being used to pay off the balance due the Company.

RESULTS OF OPERATIONS

Overall Operating Results

The Company had net income for the quarter ended March 31, 1999 of $25 thousand, as compared to a loss of $287 thousand for the comparable prior year quarter. The current net income is primarily a result of increased traveled revenue and advertising sales associated with the expansion of its marketing distributions. The marketing expansion over the last year: (a) more than doubled the number of properties and destinations offered to interliners (from approximately 500 properties at the beginning of 1998 to almost 1,300 as of March 1999), (b) more than doubled the number of field representatives distributing marketing material (from approximately 550 a year ago to over 1,550 as of March 1999), and (c) increased the number of magazines being distributed more than six times over prior levels (from approximately 15,000 in January 1998 to over 100,000 as of March 1999). In addition, the Company's Update was changed from a bi-monthly publication to monthly (with approximately 300,000 copies now being distributed on a monthly basis, effectively doubling the number of Updates printed and distributed). The Company believes that the benefits of this expansion were not fully realized in 1998, and will be realized in subsequent periods as well. For example, travel and advertising revenues for the first quarter of 1999, and bookings which lead to travel revenues, are substantially in excess of comparable periods in the first quarter of 1998.

Revenue

Gross revenue for the quarter ended March 31, 1998 increased 115% over the comparable 1998 quarter levels. Hotel and resort sales increased 139% while cruises/tours sales increased 91% over the 1998 quarter. Advertising and subscription revenues increased 202% over this same time frame. A substantial number of these advertising contracts call for the Company to receive a number of room night credits in lieu of cash payments. Management anticipates that both travel and advertising sales should continue to grow with the aid of a stronger distribution network for its publications and a consistent and increased publishing schedule. Management believes that the revenues from the publishing and travel portions of its business are integrally tied to one another - improved hotel sales, for example, facilitate sales of advertising to hotels and increased hotel advertising improves the likelihood of sales of rooms within the advertising hotels.

The Company recognizes hotel and cruise revenues on a "booked, paid, traveled" basis (i.e. revenue is not earned until the passenger has traveled). The Company sells advertising over a given number of issues and advertising revenues are recognized as the applicable publications are printed and distributed.

Cost of Goods Sold

The gross margin for hotel and resort sales for the quarter ended March 31, 1999 was 21.8% which represents a slight increase over the 1998 first quarter margin of 21.3%. Cruise and tour gross margin was 13.4% for the current quarter as compared to 12.5% for the prior year. Margins for both hotels and cruises can fluctuate depending on a number of factors relative to the properties being sold (competition, location, availability of supply and others). Publishing cost which includes the pre-production, printing, paper and delivery of the Company's magazine and Updates increased due to the increase in the number of publications being distributed. Publishing margin for the current quarter was a positive 31% as compared to a negative 57% for the prior year quarter. The primary reason for this major turnaround in margin was the substantial increase in advertising revenue. The Company anticipates that the number of Magazines and Updates issued in the future will continue to increase as the Company increases its airline employee database through its marketing efforts as well as possible future acquisitions of interline related companies.

Operating Expenses

Operating expenses for the current quarter increased 65% over the prior year quarter. The primary increases in expenses relate to increased staffing at both the support and reservation personnel levels. Over the past twelve months the Company added reservation, marketing, accounting, and management information services personnel in order to service both the increase in telephone and Web site inquiries. The Company has an interactive, searchable web site (http://perx.com) containing information and rates for most of the properties it sells. There were also increases in depreciation and goodwill amortization due to the aforementioned furniture and equipment purchases and acquisitions.

Because of the increase in new bookings, the Company also experienced a significant increase in credit card fees, telephone, postage and delivery charges. The revenue associated with these expenditures will be recognized when travel has occurred which may or may not be in the same quarter as the expense. During the quarter ended March 31, 1999, the Company re-negotiated its long distance rate with its current telephone services provider which should result in a substantial monthly savings in that area. The Company is also currently undergoing a postal rate audit on the distribution of the magazine which, if successful, should result in substantial on-going savings in that area as well.

With the anticipated increase in sales, the Company believes that the following types of operating expenses will vary with travel sales and generally increase as travel sales increase: reservation personnel costs, credit card fees, telephone, and postage and delivery expenses. The actual levels of these expenses will be a function of numerous factors including but not limited to the experience, closing capabilities and product knowledge of the reservation staff.

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to hold a substantial cash reserve in order to implement the future plans of the Company. The Company does not currently foresee any liquidity problems in funding its future growth with these cash reserves and funds generated from operations and sales generated from acquired entities.

NEW ACCOUNTING PRONOUNCEMENTS

The Company has adopted FASB Statement 128. It is not expected that the Company will be impacted by other recently issued standards. FASB Statement 128 presents new standards for computing and presenting earnings per share (EPS). The Statement is effective for financial statements for both interim and annual periods ending after December 15, 1997.

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

FOREIGN CURRENCY RISK

The Company has recently entered into contracts with certain hotels/resorts located primarily in Europe which stipulate conversion of U.S. dollars into different European currencies at time of travel. The Company is currently evaluating its foreign currency risk in regard to these contracts. To date, the amount of Company sales of these properties has been immaterial to the Company's financial operations and the Company has not experienced any erosion of margins on sales of these properties due to currency conversion rates. There can be no assurance given that foreign currency risk will not have a material adverse affect on future foreign travel sales.

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

                                  (Registrant)  Grand Adventures Tour & Travel
                                                Publishing Corporation
                                         By     /s/  Joseph S. Juba
                                                -------------------------------
                                                Joseph S. Juba, President/
                                                Chief Operating Officer

                                   Date         May 11, 1999
                                                ---------------

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                   By /s/ Darrell W. Barker
                                      --------------------------------------
                                      Darrell W. Barker,
                                      Chief Financial Officer

                                   Date May 11, 1999
                                        ---------------------------

                                   By /s/ Matthew O'Hayer
                                      --------------------------------------
                                      Matthew O'Hayer, Chairman of the Board
                                      and Chief Executive Officer

                                   Date May 11, 1999
                                        ---------------------------

                                   By /s/ Robert Sandner
                                      --------------------------------------
                                      Robert Sandner,  Director

                                   Date May 11, 1999
                                        ---------------------------

                                   By /s/ Robert Rader
                                      --------------------------------------
                                      Robert Rader,  Director

                                   Date May 11, 1999
                                        ---------------------------

                                   By /s/ Duane K. Boyd
                                      --------------------------------------
                                      Duane K. Boyd,  Director

                                   Date May 11, 1999
                                        ---------------------------

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                 DESCRIPTION
------                 -----------

27.1              Financial Data Schedule