Form 10QSB
period 1999-06-30
GRAND ADVENTURES TOUR & TRAVEL PUBLISHING CORP
filed 1999-07-30
CIK 791958

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 20, 1999, the Company had outstanding 3,024,883 shares of its common stock, par value $0.0001.

ITEM 1. FINANCIAL STATEMENTS

                   GRAND ADVENTURES TOUR & TRAVEL PUBLISHING
                           CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS



                                                                                Unaudited            Audited
                                                                                 June 30,          December 31,
                                                                                   1999                1998
                                                                                ----------         ----------

ASSETS
CURRENT ASSETS

     Cash and cash equivalents                                                  $   55,755         $  236,452
     Available for sale securities                                               1,900,237          1,868,469
     Cash - restricted                                                             175,500            175,500
     Accounts receivable, net of allowance for
              doubtful accounts of $43,163 in 1999 and 1998                        301,345            191,226
     Due from affiliate, net of allowance for
              doubtful accounts of $128,046 in 1999 and 1998                       120,510             80,065
     Accrued investment income                                                      25,811             17,850
     Prepaid other                                                                 167,526             96,613
     Rooms/Cabins held for sale                                                    775,541            253,901
     Prepaid hotel cost                                                            490,999            135,252
     Prepaid cruise and tour cost                                                   72,450             78,944
                                                                                ----------         ----------
              Total Current Assets                                               4,085,673          3,134,272
                                                                                ----------         ----------
PROPERTY AND EQUIPMENT, at cost, net of
     accumulated depreciation                                                      491,837            410,504
                                                                                ----------         ----------
OTHER ASSETS
     Other assets                                                                   11,680             11,680
     Intangible assets, net of accumulated amortization                            637,835            680,543
                                                                                ----------         ----------
                                                                                $5,227,025         $4,236,999
                                                                                ==========         ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                                           $   39,632         $  277,802
     Other current liabilities                                                     347,881            196,908
     Short-term debt                                                             1,061,500            616,500
     Deferred hotel revenue                                                        816,353            471,034
     Deferred cruise and tour revenue                                              244,147             92,209
     Deferred subscription revenue                                                  47,081             48,706
                                                                                ----------         ----------
             Total Current Liabilities                                           2,556,595          1,703,159
OTHER LIABILITIES                                                               ----------         ----------
     Long-term debt                                                                     --                 --
                                                                                ----------         ----------
             Total Other Liabilities                                                    --                 --
                                                                                ----------         ----------
STOCKHOLDERS' (DEFICIT)
     Preferred stock, no par value; authorized
             10,000,000 shares; none issued and outstanding                             --                 --
     Common stock $.0001 par value; authorized 30,000,000 shares; issued and outstanding 3,024,883 in 1999 and 1998,
             respectively                                                              302                302
     Additional paid-in capital                                                  6,610,474          6,610,474
     Accumulated deficit                                                        (3,940,346)        (4,076,936)
                                                                                ----------         ----------
             Total Stockholders' Equity                                          2,670,430          2,533,840
                                                                                ----------         ----------
                                                                                $5,227,025         $4,236,999
                                                                                ==========         ==========

The accompanying notes are an integral part of these consolidated financial statements.

                   GRAND ADVENTURES TOUR & TRAVEL PUBLISHING
                           CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                             Unaudited
                                                                                       Three Months Ended
                                                                                    June 30,         June 30,
                                                                                      1999             1998
                                                                                  ----------        ----------
REVENUES
     Travel revenue                                                               $6,504,553        $3,890,841
     Publishing revenue                                                              730,057           255,634
     Investment income                                                                50,313            42,866
                                                                                  ----------        ----------
             Total Revenues                                                        7,284,923         4,189,341
COST OF SALES                                                                     ----------        ----------
     Travel cost                                                                   5,358,313         3,236,299
     Publishing cost                                                                 462,060           274,309
                                                                                  ----------        ----------
              Total Cost of Sales                                                  5,820,373         3,510,608
                                                                                  ----------        ----------
              Gross Profit                                                         1,464,550           678,733
OPERATING EXPENSES                                                                ----------        ----------
     Selling, general and administrative expenses                                    610,674           291,397
     Wages                                                                           697,962           516,985
     Depreciation and amortization                                                    44,560            16,860
                                                                                  ----------        ----------
              Total Operating Expenses                                             1,353,196           825,242
                                                                                  ----------        ----------
Net Income (Loss) Before Income Taxes                                                111,355          (146,509)
Income Tax Expense                                                                        --                --
Net Income (Loss)                                                                 $  111,355        $ (146,509)
                                                                                  ==========        ==========

Net Income (Loss) Per Common Share                                                $     0.04        $    (0.05)
                                                                                  ----------        ----------
Weighted Average Common Shares Outstanding                                         3,024,883         3,021,412
                                                                                  ----------        ----------

The accompanying notes are an integral part of these consolidated financial statements.

                   GRAND ADVENTURES TOUR & TRAVEL PUBLISHING
                           CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                             Unaudited
                                                                                         Six Months Ended
                                                                                  June 30,           June 30,
                                                                                    1999               1998

                                                                                -----------         ----------
REVENUES
     Travel revenue                                                             $12,096,748         $6,530,146
     Publishing revenue                                                           1,095,630            376,731
     Investment income                                                               82,616             62,925
                                                                                -----------         ----------
             Total Revenues                                                      13,274,994          6,969,802
COST OF SALES                                                                   -----------         ----------
     Travel cost                                                                  9,961,236          5,439,077
     Publishing cost                                                                714,151            464,889
                                                                                -----------         ----------
              Total Cost of Sales                                                10,675,387          5,903,966
                                                                                -----------         ----------
              Gross Profit                                                        2,599,607          1,065,836
                                                                                -----------         ----------
OPERATING EXPENSES
     Selling, general and administrative expenses                                   947,278            528,600
     Wages                                                                        1,428,319            941,542
     Depreciation and amortization                                                   87,420             28,810
                                                                                -----------         ----------
              Total Operating Expenses                                            2,463,017          1,498,952
                                                                                -----------         ----------
Net Income (Loss) Before Income Taxes                                               136,590           (433,116)
Income Tax Expense                                                                       --                 --
Net Income (Loss)                                                               $   136,590         $ (433,116)
                                                                                ===========         ==========
Net Income (Loss) Per Common Share                                              $      0.05         $    (0.14)
                                                                                -----------         ----------
Weighted Average Common Shares Outstanding                                        3,024,883          3,021,412
                                                                                -----------         ----------

The accompanying notes are an integral part of these consolidated financial statements.

             GRAND ADVENTURES TOUR & TRAVEL PUBLISHING CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                                                                                            Unaudited
                                                                                June 30,                June 30,
                                                                                  1999                   1998
                                                                               ---------             -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                              $ 136,590             $  (433,116)
Adjustments to reconcile net loss to cash provided by operating activities:
              Depreciation and amortization                                       87,420                  28,810
              Changes in operating assets and liabilities:
              Restricted Cash                                                         --                  (2,639)
              Accounts receivable                                               (110,119)                 23,052
              Rooms/Cabins held for sale                                        (521,640)                (16,190)
              Prepaid offering expenses                                               --                 113,508
              Prepaid other                                                      (70,913)               (260,270)
              Accrued investment income                                           (7,961)                     --
              Prepaid hotel cost                                                (355,747)               (177,881)
              Prepaid cruise and tour cost                                         6,494                (334,409)
              Other assets                                                            --                  (1,176)
              Accounts payable                                                  (238,170)               (275,053)
              Accrued expenses                                                   150,973                (247,956)
              Receivable from affiliates and other                               (40,445)               (142,635)
              Deferred hotel revenue                                             345,319                 148,195
              Deferred cruise and tour revenue                                   151,938                 282,574
              Deferred subscription revenue                                       (1,625)                (14,376)
                                                                               ---------             -----------
                   Net Cash Provided (Used) by Operating Activities             (467,886)             (1,309,562)
CASH FLOWS FROM INVESTING ACTIVITIES:                                          ---------             -----------
     Purchase of marketable short-term investments                               (31,768)                     --
     Business acquisitions                                                           565                      --
     Purchase of property and equipment                                         (126,608)               (253,151)
                                                                               ---------             -----------
                   Net Cash Provided (Used) by Investing Activities             (157,811)               (253,151)
CASH FLOWS FROM FINANCING ACTIVITIES:                                          ---------             -----------
     Proceeds from sale of common stock                                               --               5,668,746
     Proceeds from notes payable                                                 550,000                      --
     Repayments of notes payable                                                (105,000)             (1,573,374)
                                                                               ---------             -----------
                   Net Cash Provided by Financing Activities                     445,000               4,095,372
                                                                               ---------             -----------
     Net Increase (Decrease) in Cash                                            (180,697)              2,532,659
     Cash at Beginning of Period (Overdraft)                                     236,452                 (26,095)
                                                                               ---------             -----------
     Cash at End of Period                                                     $  55,755             $ 2,506,564
SUPPLEMENTAL CASH FLOW INFORMATION                                             =========             ===========
     Cash paid during the period for interest                                  $  21,697             $    24,405

The accompanying notes are an integral part of these consolidated financial statements.

Supplemental schedule of non-cash investing and financing activities:
  For the six months ended June 30, 1998, the Company had a non-cash transaction whereby $863,388 of convertible notes payable were converted into 389,554 shares of the Company's common at the date of offering.
  The Company had net non-cash transactions for the six months ended June 30, 1999 in the amount of $521,640 which represents the net change between utilization of room credits used during the quarter and new room credits acquired under advertising agreements. For the six months ended June 30, 1998, the net change in the room credits was $(16,190).

                   GRAND ADVENTURES TOUR & TRAVEL PUBLISHING
                           CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1999
                                  (Unaudited)

1.       GENERAL

The accompanying unaudited consolidated financial statements have been prepared in conformity with the accounting principles stated in the audited financial statements for the year ended December 31, 1998 and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position as of June 30, 1999 and the results of operations for the periods presented. These statements have not been audited or reviewed by the Company's independent certified public accountants. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

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

GENERAL

Gross revenue for the quarter ended June 30, 1999 increased 74% over the comparable quarter for 1998. The Company realized gross revenue of approximately $7.3 million and net income of $111 thousand as compared to gross revenue of $4.2 million and a loss of $(147) thousand for the prior year quarter. Gross earned revenues for all product lines registered significant increases over the comparable second quarter of 1998. Hotel and resort travel sales increased 114%, cruise and tour travel sales increased 33% and advertising sales increased 186%. More significantly, the Company experienced a major turnaround in the area of publishing where for the first time in the Company's history advertising revenues far exceeded the cost of printing and distribution.

For the six months ended June 30, 1999, gross revenue was $13.3 million which represents a 90% increase over the first six months of 1998 revenue of $7.0 million. Net income for the current six months was $137 thousand or $.05 per share as compared to a loss of $(433) thousand or $(0.14) per share for the prior year comparable time frame.

The Company has experienced significant increases in phone volume, web site transactions and advertising contracts during the first six months of 1999 and as a result added 23 new personnel primarily in the reservation center in order to accommodate this increase in business. The Company had 95 full-time employees at June 30, 1999.

With this increased volume in business, the Company made two significant technology related commitments during the quarter which will enhance the ability of the Company to handle anticipated future growth. One of these commitments was the leasing of a new call center telephone system which will allow for a smoother flow of reservation center calls as well as give management much improved reporting. Management anticipates that this data will
(a) reduce future personnel related expenses by enabling the Company to better adapt to staffing levels needed during peak and non-peak telephone volumes and
(b) improve marketing by channeling calls to agents more experienced in the destination being requested by the client. The other significant technology commitment was the purchase of new reservation system software which will facilitate booking reservations and will permit customers to book directly from the Company's web site. It is anticipated that both of these systems will be fully operational before the end of the year although the full effects of having these systems in place will not be felt until fiscal year 2000.

Bookings for travel in fiscal year 1999 with money (either paid in full or a deposit received) were approximately $16.2 million as of June 30, 1999 and new advertising contracts for the Company's publications were approximately $2 million. The Company does not recognize travel revenue as earned until travel has occurred. The Company endeavors to require some form of payment at the time of booking. Most of the advertising contracts cited are twelve-month commitments and therefore are recognized into income over the contract period. Expenses associated with generating these bookings and advertising contracts were expensed as incurred and may or may not be in the same period as the related travel and advertising revenue is recognized.

The Company believes this increase in gross revenue was a direct result of increased marketing which include (a) increasing the number of field representatives distributing the Company's marketing materials to professional airline personnel around the world, (b) increasing the number of publications distributed, (c) improving the Company's product base by increasing the number of properties and destinations available and (d) enhancement of the Company's web site which has experienced a substantial increase in the number of requests for travel information. The Company believes that the benefits of these efforts will not be limited to the periods in which these efforts were made but will provide a foundation for continued future growth.


FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION

Total current assets increased $575 thousand during the quarter to $4.1 million and current liabilities increased $492 thousand to $2.6 million. The primary cause for both of these increases relate to the significant increase in bookings that occurred during the first six months of 1999 in that prepayments to vendors and deferred revenues received from clients are not recognized as earned until travel has occurred. These prepaid assets and deferred liabilities are relatively short-term in nature due to the short time frame between booking date and travel date. In addition, the total value of room inventory increased by approximately $500 thousand for the quarter. This relates to the large increase in vendor advertising contracts negotiated during the quarter. A substantial number of hotel vendors exchange room credits in exchange for advertising space in the Company's publications.

Total cash and investment securities net of related short term borrowings decreased approximately $400 thousand during the current quarter. This decrease in net cash balances was the result of the increased number of publications issued during the quarter and also the purchase of computer equipment necessary to handle the increase in business. The restricted cash balance of $175 thousand represents a portion of the Company's certificates of deposit pledged as a reserve for charge backs against the Company's

Visa/MasterCard credit card processing and also pledged against various letters of credit to hotel/cruise vendors. The letters of credit serve as security for the vendors to allow the Company to make last minute bookings with these vendors without having to pay in advance of travel. None of these letters of credit have been drawn on to date.

Accounts receivable balances are comprised primarily of advertising revenue due from vendors that advertised in the Magazine and Updates as well as commissions that are due from cruise lines for clients that have already traveled. There was also a balance due from affiliates, which is secured by a short term promissory note bearing interest and collateralized by shares in a publicly traded company. The agreement calls for the shares to be sold on the open market over time with the proceeds being used to pay off the balance due the Company.

RESULTS OF OPERATIONS

Overall Operating Results

The Company had net income for the quarter ended June 30, 1999 of $111 thousand, as compared to a loss of $(147) thousand for the comparable prior year quarter. The current net income is primarily a result of increased traveled revenue and advertising sales associated with the expansion of the Company's marketing distribution efforts. The Company believes that the benefits of its expansion were not fully realized in 1998 when the Company expended significant funds in all of these areas, and the benefits will be realized in subsequent periods as well. For example, travel and advertising revenues for the first six months of 1999, and bookings which lead to travel revenues, are substantially in excess of comparable periods of 1998.

Revenue

Gross revenue for the quarter ended June 30, 1999 increased 74% over the comparable 1998 quarter levels. Hotel and resort sales increased 114% while cruises/tours sales increased 33% over the 1998 quarter. Advertising and subscription revenues increased 186% over this same time frame. A substantial number of these advertising contracts call for the Company to receive a number of room night credits in lieu of cash payment. Management anticipates that both travel and advertising sales should continue to grow with the aid of a stronger distribution network for its publications and a consistent and increased publishing schedule. Management believes that the revenues from the publishing and travel portions of its business are integrally tied to one another - improved hotel sales, for example, facilitate sales of advertising to hotels and increased hotel advertising improves the likelihood of sales of rooms within the advertising hotels.

The first six months of 1999 produced gross revenue of $13.2 million which represents a 90% increase over the first six months of 1998. All product lines experienced increases over 1998 levels. Hotels and resort revenue increased 125%, cruise and tour revenue increased 55% and advertising revenue increased 191%. In addition, the Company has begun the sale of a number of ancillary services such as airline tickets, rental cars and rail passes.

The Company recognizes hotel and cruise revenues on a "booked, paid, traveled" basis (i.e. revenue is not earned until the passenger has traveled). The Company sells advertising over a given number of issues and advertising revenues are recognized as the applicable publications are printed and distributed. In the case of yearly advertising contracts, revenue is recognized prorata over the term of the contract.

Cost of Goods Sold

The gross margin for travel sales for the quarter ended June 30, 1999 was 17.6% which represents an increase over the 1998 second quarter margin of 16.8%. Margins for both hotels and cruises can fluctuate depending on a number of factors relative to the properties being sold (competition, location, availability of supply and others). Publishing cost which includes the pre-production, printing, paper and delivery of the Company's Magazine and Updates increased due to the increase in the number of publications being distributed. Publishing margin for the current quarter was a positive 37% as compared to a negative 7% for the prior year quarter. The primary reason for this major turnaround in margin was the substantial increase in advertising revenue which more than offset the incremental cost associated with publishing. The Company anticipates that the number of Magazines and Updates issued in the future will continue to increase as the Company increases its airline employee database through its marketing efforts as well as possible future acquisitions of interline related companies. The Company also anticipates that this increase in the number of publications will enhance the Company's ability to attract additional vendor advertising contracts.

Operating Expenses

Operating expenses for the current quarter increased 64% over the prior year quarter. The primary increases in expenses relate to increased staffing at both the support and reservation personnel levels and also incremental transactional (credit card fees, telephone etc.) expenses associated with adding new bookings and advertising contracts. Over the past fifteen months the Company added reservation, marketing, accounting, and management information services personnel in order to service both the increase in telephone and Web site inquiries. The Company has an interactive, searchable web site (http://perx.com) containing information and rates for most of the properties it sells. There were also increases in depreciation and goodwill amortization due to the aforementioned furniture and equipment purchases and acquisitions.

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


LIQUIDITY AND CAPITAL RESOURCES

The Company continues to hold cash reserves in order to continue the successful operation of the Company. There can be no assurance that to sustain the continued growth of the Company will not require additional debt or equity offerings at some point in the future.

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

The Company continues to evaluate its information technology infrastructure for Year 2000 compliance. The Company's accounting and reservation systems have been upgraded to accommodate the Year 2000 and beyond. As previously mentioned, the Company has also invested in new telephone and reservation software systems both of which are Year 2000 compliant. The Company currently does not expect that the cost of its Year 2000 compliance program will be material to its financial condition or results of operations or that its business will be adversely affected by the Year 2000 issue in any material respect. Nevertheless, achieving Year 2000 compliance is dependent on many factors, some of which are not completely within the Company's control. Should either the Company's internal systems or the internal systems of one or more significant vendors or suppliers fail to achieve Year 2000 compliance, the Company's business and its results of operations could be adversely affected.


INFLATION

The Company's results of operations have not been affected by inflation and management does not expect inflation to have a significant effect on its operations in the future because of the short time frame between reservation bookings and the dates of travel.

FOREIGN CURRENCY RISK

The Company has entered into contracts with certain hotels/resorts located primarily in Europe which stipulate conversion of U.S. dollars into different European currencies at time of travel. The Company is currently evaluating its foreign currency risk in regard to these contracts. To date, the amount of Company sales of these properties has been immaterial to the Company's financial operations and the Company has not experienced any erosion of margins on sales of these properties due to currency conversion rates. There can be no assurance given that foreign currency risk will not have a material adverse affect on future foreign travel sales.

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

                           PART II OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a. The annual Shareholders' meeting was held at the Company's corporate offices in Austin, Texas on June 22, 1999. The number of qualified shareholder votes attending the meeting either in person or by proxy totaled 2,754,295 shares. The total outstanding number of common shares of the Company as of May 14, 1999, the date of record for the Shareholder meeting totaled 3,024,884 shares. Therefore, a quorum was present.

b. The Shareholders elected the following individuals to the Board of Directors to serve until the next annual meeting:

  Matthew O'Hayer, Chairman of the Board
  Robert Sandner, Director
  Robert G. Rader, Director
  Duane K. Boyd, Director

Mr. O'Hayer received 2,750,072 votes for, 0 votes abstaining, and 4,223 votes against
Mr. Sandner received 2,750,072 votes for, 0 votes abstaining, and 4,223 votes against
Mr. Rader received 2,750,072 votes for, 0 votes abstaining, and 4,223 votes against
Mr. Boyd received 2,750,072 votes for, 0 votes abstaining, and 4,223 votes against

There being no further business, the Shareholder meeting was adjourned.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

b.  Reports on Form 8-K

    None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

            (Registrant)  Grand Adventures Tour & Travel Publishing Corporation
                 By       /s/  Joseph S. Juba
                          -------------------
                          Joseph S. Juba, President/Chief Operating Officer

            Date          July 26, 1999
                          -------------

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 By     /s/ Darrell W. Barker
                        ---------------------
                        Darrell W. Barker, Chief Financial Officer

                 Date   July 26, 1999
                        -------------


                 By     /s/ Matthew O'Hayer
                        -------------------
                        Matthew O'Hayer, Chairman of the Board and Chief Executive Officer

                 Date   July 26, 1999
                        -------------


                 By     /s/ Robert Sandner
                        ------------------
                        Robert Sandner, Director

                 Date   July 26, 1999
                        -------------


                 By     /s/ Robert Rader
                        ----------------
                        Robert Rader, Director

                 Date   July 26, 1999
                        -------------


                 By     /s/ Duane K. Boyd
                        -----------------
                        Duane K. Boyd, Director

                 Date   July 26, 1999
                        -------------

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                 DESCRIPTION
-------                -----------
27.1              Financial Data Schedule
