Form 10QSB
period 1999-09-30
GRAND ADVENTURES TOUR & TRAVEL PUBLISHING CORP
filed 1999-11-10
CIK 791958

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 29, 1999, the Company had outstanding 3,024,883 shares of its common stock, par value $0.0001.

ITEM 1.   FINANCIAL STATEMENTS


                    GRAND ADVENTURES TOUR & TRAVEL PUBLISHING
                           CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                     UNAUDITED          AUDITED
                                                                   SEPTEMBER 30,      DECEMBER 31,
                                                                       1999              1998
                                                                   -----------        -----------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                        $   618,230        $   236,452
  Available for sale securities                                      1,103,868          1,868,469
  Cash-restricted                                                      210,000            175,500
  Accounts receivable, net of allowance for                               --                 --
      doubtful accounts of $43,163 in 1999 and 1998                    395,461            191,226
  Due from affiliate, net of allowance for                                --                 --
      doubtful accounts of $128,046 in 1999 and 1998                   118,126             80,065
  Accrued investment income                                             14,025             17,850
  Prepaid other                                                         25,074             96,613
  Rooms/cabins held for sale                                         1,239,758            253,901
  Prepaid hotel cost                                                   165,566            135,252
  Prepaid cruise and tour cost                                         198,321             78,944
                                                                   -----------        -----------
      Total Current Assets                                           4,088,428          3,134,272
PROPERTY AND EQUIPMENT, AT COST, NET OF
  Accumulated depreciation                                             649,945            410,504
OTHER ASSETS
  Other assets                                                          11,680             11,680
  Intangible assets, net of accumulated amortization                   616,532            680,543
                                                                   -----------        -----------
TOTAL ASSETS                                                       $ 5,366,585        $ 4,236,999
                                                                   ===========        ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                                 $    32,786        $   277,802
  Other current liabilities                                            360,705            196,908
  Short-term debt                                                      549,580            616,500
  Deferred hotel revenue                                               333,169            471,034
  Deferred cruise and tour revenue                                     224,037             92,209
  Deferred subscription revenue                                         32,376             48,706
                                                                   -----------        -----------
      Total Current Liabilities                                      1,532,652          1,703,159

OTHER LIABILITIES
  Long-term debt                                                     1,050,000               --
                                                                   -----------        -----------
      Total Other Liabilities                                        1,050,000               --
STOCKHOLDERS' (DEFICIT)
  Preferred stock, not par value; authorized
      10,000,000 shares; none issued and outstanding
  Common stock $.0001 par value; authorized
      30,000,000 shares; issued and outstanding
      3,024,883 shares in 1999 and 1998,
      respectively                                                         302                302
  Additional paid-in capital                                         6,610,474          6,610,474
  Accumulated deficit                                               (3,826,844)        (4,076,936)
                                                                   -----------        -----------
      Total Stockholder's Equity                                     2,783,932          2,533,840
                                                                   -----------        -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 5,366,585        $ 4,236,999
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

                    GRAND ADVENTURES TOUR & TRAVEL PUBLISHING
                           CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        UNAUDITED
                                                   THREE MONTHS ENDED
                                              ------------------------------
                                              SEPTEMBER 30,     SEPTEMBER 30,
                                                  1999              1998
                                              -------------     ------------
REVENUES
     Travel revenue                            $ 7,227,424       $ 4,586,355
     Publishing revenue                            675,609           109,041
     Interest income                                40,066            48,921
     Other revenue                                  10,250             6,780
                                               -----------       -----------
        TOTAL REVENUE                            7,953,349         4,751,097

COST OF SALES
     Travel cost                                 5,893,082         3,852,863
     Publishing cost                               462,962           234,509
                                               -----------       -----------
        TOTAL COST OF SALES                      6,356,044         4,087,372

GROSS PROFIT                                     1,597,305           663,725

OPERATING EXPENSES
     Selling, general & administrative expense     970,098           429,724
     Salaries                                      464,208           620,240
     Depreciation and amortization                  49,497            20,999
                                               -----------       -----------
        TOTAL OPERATING EXPENSES                 1,483,802         1,070,963

NET INCOME/(LOSS) BEFORE INCOME TAX                113,503          (407,238)
                                               -----------       -----------
INCOME TAX EXPENSES                                   --                --
                                               -----------       -----------
NET INCOME/(LOSS)                              $   113,503       $  (407,238)
                                               ===========       ===========
NET INCOME/(LOSS) PER COMMON SHARE             $      0.04       $     (0.13)
                                               -----------       -----------


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    GRAND ADVENTURES TOUR & TRAVEL PUBLISHING
                           CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                      UNAUDITED
                                                                  NINE MONTHS ENDED
                                                         --------------------------------
                                                         SEPTEMBER 30,      SEPTEMBER 30,
                                                             1999               1998
                                                         -------------      -------------
REVENUES
     Travel revenue                                      $ 19,309,902       $ 11,106,521
     Publishing revenue                                     1,771,239            485,772
     Interest income                                          122,682            111,846
     Other revenue                                             24,520             16,760
                                                         ------------       ------------
        TOTAL REVENUE                                      21,228,343         11,720,899

COST OF SALES
     Travel cost                                           15,854,318          9,291,940
     Publishing cost                                        1,177,113            699,398
                                                         ------------       ------------
        TOTAL COST OF SALES                                17,031,431          9,991,338

GROSS PROFIT                                                4,196,912          1,729,561

OPERATING EXPENSES
     Selling, general & administrative expense              2,583,772            958,323
     Salaries                                               1,226,130          1,561,782
     Depreciation and amortization                            136,916             49,809
                                                         ------------       ------------
        TOTAL OPERATING EXPENSES                            3,946,819          2,569,914

NET INCOME/(LOSS) BEFORE INCOME TAX                           250,093           (804,353)
                                                         ------------       ------------
INCOME TAX EXPENSE                                               --                 --
                                                         ------------       ------------
NET INCOME/(LOSS)                                        $    250,093       $   (840,353)
                                                         ============       ============
NET INCOME/(LOSS) PER COMMON SHARE                       $       0.08       $      (0.28)
                                                         ------------       ------------

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

              GRAND ADVENTURES TOUR & TRAVEL PUBLISHING CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998




                                                                              UNAUDITED
                                                                   ------------------------------
                                                                   SEPTEMBER 30,      SEPTEMBER 30,
                                                                       1999               1999
                                                                   -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME/(LOSS)                                                  $   250,093        $  (840,353)
   Adjustments to reconcile net income/loss to cash provided
   by operating activities:
       Depreciation and amortization                                   136,916             49,809
   Changes in operating assets and liabilities:
       Cash-restricted                                                 (34,500)           112,889
       Accounts receivable                                            (204,235)            10,195
       Receivable from affiliates and other                            (38,061)          (156,686)
       Accrued investment income                                         3,825            (20,797)
       Rooms/cabins held for sale                                     (985,857)            30,666
       Prepaid offering expenses                                          --              113,507
       Prepaid expenses                                                 71,539           (254,411)
       Prepaid hotel cost                                              (30,314)          (323,796)
       Prepaid cruise and tour cost                                   (119,377)          (396,615)
       Other assets                                                       --               (7,738)
       Accounts payable                                               (245,016)          (346,900)
       Accrued expenses                                                163,797           (235,918)
       Short term debt                                                 (66,920)              --
       Deferred hotel revenue                                         (137,865)           248,400
       Deferred cruise and tour revenue                                131,828            339,822
       Deferred subscription revenue                                   (16,330)           (19,152)
                                                                   -----------        -----------
         Net cash provided (used) by investing activities           (1,120,476)        (1,697,078)
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of marketable short-term investments             764,601               --
   Purchase of property and equipment                                 (312,346)          (300,434)
                                                                   -----------        -----------
         Net cash provided (used) by investing activities              452,255           (300,434)
CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from sale of common stock                                     --            5,675,336
   Proceeds from long term debt                                      1,050,000               --
   Repayments of notes payable                                            --           (1,573,374)
                                                                   -----------        -----------
         Net cash provided (used) by financing activities            1,050,000          4,101,962
   Net increase (decrease) in cash                                     381,779          2,104,450
                                                                   -----------        -----------
   Cash at beginning of period                                         236,452            (26,095)
   Cash at end of period                                           $   618,231        $ 2,078,355
                                                                   ===========        ===========



                 The accompanying notes are an integral part of
                    these consolidated financial statements.


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

The Company had net non-cash transactions for the nine months ended September 30, 1999 in the amount of $985,857 which represents the net change between utilization of room credits used during the quarter and new room credits acquired under advertising agreements. For the nine months ended September 30, 1998, the net change in the room credits was $(30,666). For the nine months ended September 30, 1998, the Company had a non-cash transaction whereby $863,388 of convertible notes payable were converted into 389,554 shares of the Company's common stock at the date of offering.

                    GRAND ADVENTURES TOUR & TRAVEL PUBLISHING
                           CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999
                                   (Unaudited)

1.        GENERAL

The accompanying unaudited consolidated financial statements have been prepared in conformity with the accounting principles stated in the audited financial statements for the year ended December 31, 1998 and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position as of September 30, 1999 and the results of operations for the periods presented. These statements have not been audited or reviewed by the Company's independent certified public accountants. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

The notes to the consolidated financial statements appearing in the Company's Annual Report on form 10-KSB for the year ended December 31, 1998 filed with the Securities Exchange Commission should be read in conjunction with this Quarterly Report on Form 10-QSB. There have been no significant changes in the information in those notes other than from normal business activities of the Company.


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

3.        LONG-TERM DEBT

Beginning on September 18, 1999, the Company offered $1,500,000 of convertible debentures for sale in a private placement to accredited investors. The debentures bear interest at 10% per annum, payable quarterly in arrears. For a period of one year from the date of issuance, the debentures are convertible into the Company's common stock at the rate of 1 share of common stock for each $2.625 of debentures. After one year from the date of issue, the debentures are convertible into the Company's common stock at the rate of 1 share of common stock for each $2.50 of debentures. If not converted, the debentures are due and payable in four years. If all of the debentures are converted, the Company will issue 600,000 shares of common stock. As of September 30, 1999, the Company had received a total of $1,050,000 from the sale of debentures. Management projects that an additional $450,000 will be received prior to December 31, 1999.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The financial information set forth in the following discussion should be read in conjunction with, and qualified in its entirety by, the financial statements of the Company included elsewhere herein.

GENERAL

Gross revenue for the quarter ended September 30, 1999 increased 68% over the comparable quarter for 1998. The Company realized gross revenue of approximately $8 million and net income of $113 thousand as compared to gross revenue of $4.8 million and a loss of $(407) thousand for the prior year quarter. Gross earned revenues for all product lines registered significant increases over the comparable third quarter of 1998. Hotel and resort travel sales increased 107%, cruise and tour travel sales increased 27% and advertising sales increased 519%.

For the nine months ended September 30, 1999, gross revenue was $21.2 million, which represents an 81% increase over the first nine months of 1998 revenue of $11.7 million. Net income for the current nine months was $250 thousand or $.08 per share as compared to a loss of $(840) thousand or $(0.28) per share for the prior year comparable time frame.

During the first nine months of 1999, the Company experienced significant increases in phone call volume, web site transactions and advertising contracts negotiated through the end of third quarter 2000. As a result, the Company added new personnel primarily in the reservations and advertising areas in order to accommodate this increase in business. The Company had 91 full-time employees at September 30, 1999.

During the third quarter, the Company began implementation of two significant technology related systems, a new call center telephone system and a new reservation software system. As of the end of the quarter, the new telephone system was installed and operational. The new telephone system will allow for a smoother flow of reservation center calls as well as provide management improved reporting. Management anticipates that this data will reduce personnel related expenses in the future in that the information provided by this system will enable the Company to better adapt to staffing levels needed during peak and non-peak telephone volume periods as well as channel calls to agents more experienced in the destination being requested by the client. The other significant system implementation during the quarter was new reservation system software which will not only enable easier booking for reservations but which also will provide a vehicle for customers to book reservations directly on-line via the Company's web site. It is anticipated that the reservation system will be fully operational before the end of the year.

New travel bookings with money (either paid in full or a deposit received) were approximately $19.6 million for the first nine months of 1999 and new advertising contracts for the Company's publications were approximately $2.2 million. The Company does not recognize travel revenue as earned until travel has occurred, therefore some of the revenue from the new bookings mentioned above may have been recognized during the first nine months of 1999 while some of the revenue will be recognized the future. The Company attempts to require some form of payment at the time of booking. Most of the advertising contracts cited are twelve-month commitments and therefore are recognized into income over the contract period. Expenses associated with generating these bookings and advertising contracts were expensed as incurred.

The Company believes this increase in business was a direct result of increased marketing efforts including increasing the number of field representatives distributing the Company's marketing materials to professional airline personnel around the world as well as increasing the number of publications distributed. The Company has also focused on development of its product base resulting in an increased number of properties and destinations available. In addition, the Company's web site has experienced a substantial increase in the number of requests for travel information. The Company believes that the benefits of these efforts will not be limited to the periods in which these efforts were made but will provide a foundation for continued future growth.

FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION

Total current assets increased $3 thousand during the quarter to $4.1 million and current liabilities decreased approximately $1 million to $1.6 million. The primary cause for the slight increase in current assets and the significant decrease in current liabilities resulted from a repayment of a short-term loan during the quarter. Due to the large increase in vendor advertising contracts negotiated during the quarter, the total value of room inventory increased by approximately $464 thousand. A substantial number of hotel vendors exchange room or person night credits for advertising space in the Company's publications.

Total cash and investment securities net of related short-term borrowings decreased approximately $1.1 million during the current quarter. This decrease in net cash balances was the result of the increase in rooms/cabins held for sale, increased number of publications issued during the quarter and the purchase of equipment necessary to handle the increase in business. The restricted cash balance of $210 thousand represents a portion of the Company's certificates of deposit pledged as a reserve for charge backs against the Company's Visa/MasterCard credit card processing and also pledged against various letters of credit to hotel/cruise vendors. The letters of credit serve as security for the vendors to allow the Company to make last minute bookings with these vendors without having to pay in advance of travel. None of these letters of credit have been drawn on to date.

Accounts receivable balances are comprised primarily of cash advertising revenue due from vendors that advertised in the Magazine and Updates as well as commissions due from cruise lines for clients that have already traveled. The balance due from affiliates is secured by a short-term promissory note bearing interest and collateralized by shares in a publicly traded company. The agreement calls for the shares to be sold on the open market over time with the proceeds being used to pay off the balance due the Company.

RESULTS OF OPERATIONS

Overall Operating Results

The Company had net income for the quarter ended September 30, 1999 of $113 thousand, as compared to a loss of $(407) thousand for the comparable prior year quarter. Net income for the quarter resulted from increased traveled revenue and advertising sales associated with the expansion of its marketing distributions. The Company believes that the benefits of this expansion were not fully realized in 1998 when significant funds were expended in all of these areas, and will continue to be realized in subsequent periods. The amount of travel booked, travel revenue and advertising sales for the first nine months of 1999 were substantially in excess of comparable quarters in 1998.

Revenue

Gross revenue for the quarter ended September 30, 1999 increased $3.2 million or 68% over the comparable 1998-quarter levels. Hotel and resort sales increased $1.8 million while cruises/tours sales increased $795 thousand over the 1998 quarter. In addition, advertising and subscription revenues increased $566 thousand over this same time frame. A substantial number of these advertising contracts call for the Company to receive a number of room or person nights credits in lieu of cash payment. Management anticipates that both travel and advertising sales should continue to grow with the aid of a stronger distribution network for its publications and a consistent and increased publishing schedule. Management also believes that the revenues from the publishing and travel portions of its business are integrally tied to one another - improved hotel sales, for example, facilitate sales of advertising to hotels and increased hotel advertising improves the likelihood of sales of rooms within the hotels that advertise.

The first nine months of 1999 produced gross revenue of $21.2 million, which represents an 81%, or $9.5 million increase over the first nine months of 1998. All product lines experienced increases over 1998 levels. Hotels and resort revenue increased $5 million or 118%, cruise and tour revenue increased approximately $3 million or 43% and advertising revenue increased $1.2 million or 264%. In addition, the Company has earned $144 thousand in air and rail revenue during 1999.

The Company recognizes hotel and cruise revenues on a "booked, paid, traveled" basis (i.e. revenue is not earned until the passenger has traveled). The Company sells advertising over a given number of issues and advertising revenues are recognized as the applicable publications are printed and distributed. In the case of annual advertising contracts, revenue is recognized pro-rata over the term of the contract.

Cost of Goods Sold

The gross margin for hotel and resort sales for the quarter ended September 30, 1999 was 25.2% which represents approximately a two point increase over the 1998 third quarter margin of 22.9%. Cruise and tour gross margin was 12.4% for the current quarter as compared to 12.1% for the prior year. Margins for both hotels and cruises can fluctuate depending on a number of factors relative to the properties being sold including, but not limited to, competition, location, and availability of supply. Publishing cost which includes the costs associated with pre-production, printing, paper and delivery of the Company's Magazine and Update increased as a result of the increase in the number of publications being distributed. Publishing margin for the current quarter was a positive 31% as compared to a negative 115% for the prior year quarter. The major turnaround in margin was attributable to the growth in advertising revenue. The Company anticipates that the number of Magazines and Updates issued in the future will continue to increase as the Company increases its airline employee database through its marketing efforts as well as possible future acquisitions of interline related companies.

Operating Expenses

Operating expenses for the current quarter increased 38% over the prior year quarter. The primary increases in expenses relate to increased staffing at both the support and reservation personnel levels. Over the past eighteen months the Company added reservation, sales, marketing, accounting, and information services personnel in order to service both the increase in telephone and web site inquiries. The Company has an interactive, searchable web site (http://perx.com) containing information and rates for the majority of the properties offered to interliners.

Due to the increase in booking volume, the Company also experienced a significant increase in credit card fees, telephone, postage and delivery charges. The revenue associated with these expenditures will be recognized when travel has occurred which may or may not be in the same quarter as the expense.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to hold cash reserves in order to implement its future plans. The proceeds of the private placement of debentures provided the Company with sufficient additional cash resources to complete the implementation of its updated telephone and reservation systems, finance the increase in room/cabin inventory and fund the expenses related to sales growth. The Company does not currently foresee any liquidity problems in funding its future growth with these cash reserves and funds generated from operations; sales generated from acquired entities and private placement proceeds.

NEW ACCOUNTING PRONOUNCEMENTS

The Company has adopted FASB Statement 128. It is not expected that the Company will be impacted by other recently issued standards. FASB Statement 128 presents new standards for computing and presenting earnings per share (EPS). The Statement is effective for financial statements for both interim and annual periods ending after December 15, 1997.

FASB Statement 131 presents new standards for disclosures about segment reporting. The Company does not believe that this accounting standard applies to the Company as all operations of the Company are integrated for financial reporting and decision making purposes.

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

FOREIGN CURRENCY RISK

The Company has entered into contracts with certain hotels/resorts located primarily in Europe which stipulate conversion of U.S. dollars into different foreign currencies at time of travel. The Company is currently evaluating its foreign currency risk in regard to these contracts. To date, the amount of Company sales of these properties has been immaterial to the Company's financial operations and the Company has not experienced any erosion of margins on sales of these properties due to currency conversion rates. There can be no assurance given that foreign currency risk will not have a material adverse affect on future foreign travel sales.

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

                            PART II OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

b.  Reports on Form 8-K

    On October 29, 1999, the Company filed a form 8-K disclosing the issuance of $1,500,000 of convertible debentures in a private placement. The debentures bear interest at the rate of 10% per annum, payable quarterly in arrears. For a period of one year from the date of issuance, the debentures are convertible into the Company's common stock at the rate of 1 share of common stock for each $2.625 of debentures. After one year from the date of issue, the debentures are convertible into the Company's common stock at the rate of 1 share of common stock for each $2.50 of debentures. If not converted the debentures are due and payable four years after issuance. If all of the debentures are converted, the Company will issue 600,000 shares of common stock. As of September 30, 1999, the Company had received a total of $1,050,000 from the sale of the debentures. Management believes that an additional $450,000 will be received by December 31, 1999.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

              (Registrant) Grand Adventures Tour & Travel Publishing Corporation
                           -----------------------------------------------------
              By              /s/  Joseph S. Juba
                           -----------------------
                           Joseph S. Juba, President/ Chief Operating Officer

              Date         October 29, 1999
                           ----------------

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              By    /s/  Darrell W. Barker
                    ----------------------
                    Darrell W. Barker, Chief Financial Officer

              Date  October 29, 1999
                    ----------------

              By    /s/  Matthew O'Hayer
                    ----------------------
                    Matthew O'Hayer, Chairman of the Board and Chief Executive Officer

              Date  October 29, 1999
                    ----------------

              By    /s/  Robert Sandner
                    ----------------------
                    Robert Sandner, Director

              Date  October 29, 1999
                    ----------------

              By    /s/  Robert Rader
                    ----------------------
                    Robert Rader, Director

              Date  October 29, 1999
                    ----------------

              By    /s/  Duane K. Boyd
                    ----------------------
                    Duane K. Boyd, Director

              Date  October 29, 1999
                    ----------------

                                  EXHIBIT INDEX


EXHIBIT
NUMBER               DESCRIPTION
------               -----------
27.1           Financial Data Schedule