Form 10KSB40
period 1999-12-31
GRAND ADVENTURES TOUR & TRAVEL PUBLISHING CORP
filed 2000-04-17
CIK 791958

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $ 27,914,626.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of a specified date within the past 60 days: As of April 13, 2000, the aggregate market price of the voting stock held by non-affiliates was approximately $8,008,000.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 13, 2000, the Company had outstanding 3,024,883 shares of its common stock, par value $0.0001.

                     Transitional Small Business Disclosure
                        Format (Check one): Yes     No X
                                               ---    ---

                   Page 1 of 43 consecutively numbered pages.
                        Exhibit index appears on page 42.

                                TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                                                              PAGE
-----------------------                                                                              ----
PART I

  ITEM 1.    DESCRIPTION OF BUSINESS                                                                    3
  ITEM 2.    DESCRIPTION OF PROPERTY                                                                    8
  ITEM 3.    LEGAL PROCEEDINGS                                                                          9
  ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF
             SECURITY HOLDERS                                                                           9

PART II

  ITEM 5.    MARKET FOR REGISTRANTS COMMON EQUITY AND
             RELATED STOCKHOLDER MATTERS                                                               10
  ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION OR PLAN OF OPERATION                                                  11
  ITEM 7.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                               16
  ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
             ON ACCOUNTING AND FINANCIAL DISCLOSURE                                                    33

PART III

  ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
             CONTROL PERSONS: COMPLIANCE WITH SECTION 16(a)
             OF THE EXCHANGE ACT                                                                       33
ITEM 10.     EXECUTIVE COMPENSATION                                                                    34
ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
             OWNERS AND MANAGEMENT                                                                     36
ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                            36
ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K                                                          37

PART I

ITEM 1. DESCRIPTION OF BUSINESS

THE OFFERING

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

BUSINESS OF ISSUER

The Company publishes magazines, manages web sites and sells travel products to certain niche markets.

As of December 31, 1999, the Company serves three niche markets, as follows:

          1. Interliners - Interliners are the active employees and retirees of the airline industry, who may fly on many carriers for free or at a significantly reduced fare, as well as their families and friends to whom they pass along their allotments of no-cost or low-cost flying privileges.

          2. Travel agents - Travel agents are those individuals recognized by a travel industry association, such as The International Airlines Travel Agent Network (IATAN) or the Cruise Line Industry Association (CLIA), as a seller of travel products or packages.

          3. Destination weddings and honeymoons - A "destination wedding" is any wedding performed at a location other than the home area of the bride or groom. Honeymoon travel includes any travel by a newly married couple within one year of their wedding.

The Company promotes travel sales by publishing the following Publications:

     1. Interline Adventures - A 30 year-old, four-color, bi-monthly magazine, Interline Adventures provides general travel editorial coverage and, in a section known as the Interline Vacation Guide, a significant focus on hotel, resort, cruise and tour opportunities for interliners. Approximately 185,000 copies of the magazine are mailed to the homes of subscribers, requesters, current and past customers, and airline representatives. Copies of Interline Adventures not otherwise delivered, as well as Updates and other Company publications, are placed in airport areas and rooms reserved for and frequented by airline employees. Among these areas and rooms are employee break rooms, reservation and office areas, and pass bureaus. "Pass bureaus" are offices maintained by airlines to facilitate employee travel on other airlines - i.e., a Continental employee wishing to make travel arrangements on American Airlines may utilize the services of Continental's pass bureau. Airlines generally establish a pass bureau in their "hub airports."

     2. Interline Update - A monthly 16-page brochure directed to interliners. Approximately 400,000 copies are distributed by hand without charge in airport areas and rooms reserved for and frequented by airline employees including airline lounges, locker rooms, cafeterias and pass bureaus.

     3. Destination Weddings & Honeymoons - A quarterly magazine directed to newly engaged couples. Approximately 200,000 copies are distributed through newsstand sales, bridal salons, bridal consultants, and mailings to subscribers and newly engaged couples. The premier issue of the magazine was published in December, 1999. The magazine features articles and editorial on various wedding and honeymoon topics.

The Company also promotes travel sales over the Internet through its four web sites:

         www.Perx.com
         www.DWHMagazine.com
         www.DestinationWeddings.com
         www.AgentPerx.com


SOURCES OF REVENUE

The Company receives revenue from various sources including advertising sales, travel sales, publication sales and subscriptions, airline ticket sales and wedding planning fees. Each of these revenue sources is described in further detail in the following sections.

Advertising Sales - The Company solicits advertising from various travel suppliers including hotels, resorts and cruise lines. Cruise lines and non-travel suppliers pay for advertising in cash. Hotels and resorts pay for advertising with room nights at their properties. The Company holds these room nights in inventory for resale to its markets through its call centers. At the time of sale, the Company records revenue from advertising and records the room nights received as inventory. Ad sales and inventory are booked at the lower of cost or market, with cost being equal to the net rate at which the Company could purchase the rooms from the advertiser and market being the expected sale price less the cost of sale.

Travel Sales - The Company operates two reservation call centers - one that sells travel primarily to the Interline market and another that sells primarily to the destination wedding and honeymoon markets. The Company's travel products are supplied from three primary sources:

     1. Room nights received in exchange for publication and web site advertising. These room nights are sold from inventory. The Company has advertising arrangements with approximately 280 resorts and hotels.

     2. Room nights purchased under net rate agreements negotiated with hotels and resorts. These agreements provide for the purchase of rooms at a fixed cost. These net rates are then marked up for sale to customers through the Company's call centers. The Company has net rate agreements with approximately 1,500 hotels and resorts.

     3. Room nights and cruises sold on a commissionable basis. The Company sells these room nights and cruises to its markets and receives a commission from the hotel, resort or cruise line. These commissions range from 10% to 20% of selling price. The Company sells travel products from approximately 40 cruise lines and approximately 5,000 hotels and resorts.

Magazine Sales and Subscriptions - The Company receives subscription revenue from the sale of Interline Adventures and Destination Weddings and Honeymoons magazines. In addition, the Company sells the Destination Weddings and Honeymoons magazine through newsstands.

Airline Ticket Sales - The Company sells commercial airline tickets as an accommodation to its customers and to supplement its wedding and honeymoon packages. The Company receives a commission from the airlines for such sales. Currently, the commissions on domestic airline tickets are approximately 5% of the selling price with a maximum commission of $50 for a round trip ticket. International tickets are commissionable at the rate of 5% with a maximum commission of $100 for a round trip ticket. Airline ticket sales are not currently a significant source of revenue for the Company.

Wedding Planning Fees - In certain circumstances, the Company receives a fee for the planning and coordination of wedding trips and plans. Although the Company is developing this market, as of December 31, 1999, these fees did not constitute a significant source of revenue for the Company.

ORGANIZATIONAL STRUCTURE OF ISSUER

The Company is organized into two major divisions: Publishing and Marketing.

The Publishing Division

The Publishing Division produces, publishes and distributes Interline Adventures, Destination Weddings & Honeymoons (the "Publications") and Interline Update (the "Update"). The Magazines, the Update and all other Company marketing material are hereinafter referred to as the "Publications."

The Publications serve as the primary marketing channel for the company, which advertises its products and services therein. In addition, the Publications provide an advertising outlet for the cruise lines, hotels and resorts frequented by the Company's clients. In 1999, the Company also launched a web site, "AgentPerx.com", to market to travel agents for their personal travel.

Advertising space within the Publications is marketed to hotels, resorts, cruise lines and tour operators through direct sales, telemarketing and distribution of media kits to the advertisers and, on a selective basis, to agencies representing the advertisers. Although many of the advertisers are hotels, resorts, cruise lines, and tour operators who have net rate agreements with the Company, the Magazines also sell advertising space to travel suppliers who do not have a net rate agreement or arrangement with the Company. The Company offers advertisers the opportunity to purchase advertising space within the Publications in exchange for room nights in hotels, resorts and cruise cabins, which the Company then re-markets at an additional profit.

The Marketing Division

The Marketing Division operates under the names "Interline TravelReps" and "WeddingTrips."

"Interline TravelReps," provides hotel and resort accommodations (comprised of rooms or vacation packages), cabins on cruises, and seats on escorted tours. "Interline TravelReps" offers hotel and resort accommodations throughout the world with a particular focus on Mexico and the Caribbean. The Company offers cruises on over 30 cruise lines with over 100 ships in various worldwide destinations and a wide variety of escorted tours, primarily to England, Europe and Africa. Cruise lines and escorted tour operators typically limit the interline companies that market their products or commodities to those which have a demonstrated ability to effectively serve interline travelers. The Company is permitted to market all of the major cruise lines serving the interline market. The Company maintains an office in Boca Raton, Florida, in order to facilitate its relations with the substantial number of cruise lines that are located in that area. Retention of the ability to sell cruise cabins to the interline market is key to the continued success of the Company and is subject to the continued satisfaction of the cruise lines with the Company's service.

The Company markets its hotel and resort rooms and packages, cruises, and escorted tour products through advertisements within the Company's Publications and also advertises in the publications and newsletters published by airlines for their employees. In addition, the Company has a network of more than 2,000 current and former airline employees who distribute the Update, brochures and flyers into airline "Employee Areas" throughout the United States, Canada, the United Kingdom and western Europe. The Marketing Division's other significant marketing tools include its reservation center and the reservation agents who answer phone calls and sell travel to interliners in response to the Company's promotional activities.

The amount charged to the interline customer is established and published in the Company's Publications and is quoted over the phone by the company's reservationists. The Company believes that the market for interline products is price sensitive and determines prices accordingly.

Under the name "WeddingTrips" the Company provides hotel and resort accommodations (comprised of rooms or vacation packages), cabins on cruises, and wedding planning services. "WeddingTrips" offers hotel and resort accommodations throughout the world with a particular focus on Mexico and the Caribbean. "WeddingTrips" offers cruises on over 30 cruise lines with over 100 ships in various worldwide destinations and a wide variety of escorted tours, primarily to England, Europe and Africa.

The Company markets its hotel and resort rooms and packages, cruises, and wedding planning services through advertisements within Destination Weddings & Honeymoons magazine and also advertises in the Company's other publications. "WeddingTrips" manages a reservation center that is staffed by travel agents and Certified Wedding Consultants.

COMPETITION

Particularly the Magazines compete with other publications for readership and for advertisers' patronage.

Interline Adventures is the only four-color publication available which is updated and published six times annually. Within the interline segment, Interline Adventures has one primary competitor, the ASU Travel Guide -- a 400-page guide, published quarterly, with the look and feel of a paperback novel. The ASU Travel Guide, which has been published successfully for a number of years and enjoys widespread circulation, competes with Interline Adventures for advertisements targeting interliners.

Destination Weddings & Honeymoons magazine competes on the newsstand with several bridal magazines, such as Brides, Modern Bride and Martha Stewart's Weddings. In addition, the magazine competes with a variety of niche and popular publications for advertising and readership.

MARKETING

Management believes that competition within the interline travel industry is based on price, market visibility and the nature and variety of products and services offered. As most interline companies are quoted the same price by hotels, resorts, cruise lines and tour operators, price is not usually the basis for a competitive advantage. Although, there are several competitors in the interline travel industry, none are publicly held, and reliable sales information is not available. Much of the Company's competition appears to be smaller organizations established by former airline employees and retail travel operators which view the interline market as merely a portion of their business. Most interline companies tend to focus on a specific destination (Mexico and the Caribbean, ski trips, etc.) or specific airline (e.g., only Continental). A few, like the Company, offer a more complete range of interline travel products and services

The Company is not aware of any other company that is engaged in direct competition for travel sales specifically to the destination wedding and honeymoon market. The primary competition for travel sales in this market is from traditional travel agencies and from hotels, resorts and cruise lines that market wedding packages directly to the customers.

SOURCES OF MATERIALS

The Publications are printed and distributed by contract printing operations at prices negotiated from time to time between the Company and printers. There are a number of printers who could print and distribute the Publications. One of the significant factors influencing the Company's expenses in printing and distributing the Publications is the price of paper. Paper prices are volatile and, although currently higher than historical averages and, in the belief of the Company's management, not likely to rise significantly in the foreseeable future, the possibility that paper prices will rise further cannot be completely discounted. Significant increases in paper prices could have a materially adverse effect on the printing expenses of the Publications and the profitability of the Company.

The company obtains hotel and resort accommodations, cruise ship cabins, and tour reservations directly from the operators of those businesses. The company negotiates prices, terms and availability of hotel and resort accommodations in person, over the telephone, via fax and at industry conferences. With the exception of instances where the Company is able to negotiate a better rate, the Company obtains the rate quoted by a given hotel or resort to all interline travel sellers. In contrast to hotel and resort operators, most cruise lines and tour operators pay a commission based on a pre-determined price to the interline customer. Wedding and honeymoon travel is not normally eligible for interline rates and is sold to customers at retail rates.

SEASONALITY

When airlines operate at nearly full capacity, interline travel decreases. While the most dramatic events that lead to full capacities (labor issues, airline failures and similar occurrences) have happened infrequently, airlines usually operate at high capacities during the holiday season -- from the middle of November through the middle of January. Since very few interline customers travel during this period, the Company's income during this eight-week period is substantially lower than the income during the remainder of the year.

While the Company believes that wedding and honeymoon travel is not subject to the same seasonal factors, we do not yet have enough experience in this niche to precisely predict seasonality.

RISK FACTORS

Recent Operating Losses - The Company had net operating losses for 4 of the last 5 fiscal years (since its inception). See, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

Risks Associated with the Travel Industry; General Economic Conditions - The Company's results of operations are dependent upon factors affecting the travel industry. The Company's revenues and earnings are especially sensitive to events that affect domestic and international air travel, cruise travel and resort hotels in Mexico and the Caribbean. A number of factors, most notably labor disturbances, but including political instability, armed hostilities, international terrorism, extreme weather conditions, a rise in fuel prices, a decline in the value of the U.S. dollar and excessive inflation, could result in an overall decline in demand for travel. These types of events could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, demand for the Company's travel services may be significantly related to the general level of economic activity and employment in the U.S. Therefore, any significant economic downturn or recession in the U.S. could have a material adverse effect on the Company's business, financial condition and results of operations.

Reliance on Suppliers - Although the Company sells all of the major cruise lines, many of the cruise lines are part of holding company structures. Should one of these holding companies fail, the possible adverse effects on the Company would be twofold. First, the Company would be denied a significant supply of cruise berths to be sold to its travel customers. Second, the amount of overall supply in the cruise industry would be reduced, which would also reduce the amount of usual or "marginal" capacity available for sale to interlines. During the Company's operations within the interline industry, no major cruise line operator has failed, making it difficult to estimate the impact such failure would have on the Company's operation.

Dependence on Technology - The Company's business is dependent upon a number of different state-of-the-art information and telecommunication technologies for its access to information and to manage a high volume of inbound and outbound calls. Any failure of this technology could have a material adverse effect on the Company's business, financial condition and results of operations. The Company is dependent upon certain third party vendors, including central reservation systems operators such as the SABRE Group, for access to certain information. Any failure of these systems or restricted access by the Company could have a material adverse effect on the Company's business, financial condition and results of operations. See, "ITEM 2. DESCRIPTION OF PROPERTY."

SHARES ELIGIBLE FOR FUTURE SALE

Future sales of shares of Common Stock by the Company or its existing stockholders, or the perception that such sales may occur, could adversely affect the market price of the Common Stock. Approximately 3,024,883 shares of Common Stock are outstanding. Of the outstanding shares, approximately 2,197,000 shares held by existing stockholders are tradable without restriction. The remaining shares of Common Stock are "restricted securities" (the "Restricted Securities") within the meaning of Rule 144 under the Securities Act and may not be publicly resold, except in compliance with the registration requirements of the Securities Act or pursuant to an exemption from registration, including that provided by Rule 144 promulgated under the Securities Act. Approximately 27% of the outstanding shares of Common Stock, in addition to being Restricted Securities, are subject to agreements to not sell such Restricted Shares for a 48-month period beginning on February 5, 1998, except under agreed upon limited restrictions. Sales of substantial amounts of Common Stock, or the perception that such sales could occur, could adversely affect the prevailing market price of the Common Stock.

In addition to the outstanding shares of Common Stock, there are 159,932 shares subject to outstanding warrants and options at a weighted average exercise price of $6.49 per share. See, "MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS". There are also 450,000 shares of Common Stock reserved for issuance under the Company's stock option plans, of which 323,409 shares are subject to outstanding options at a weighted average exercise price of $4.31 per share. See "EXECUTIVE COMPENSATION - Long-term Incentive Plan". During the year, the Company issued 22,500 non-qualified stock options to directors. These options vest over two years with an exercise price of $1.75 per share. These options expire July 1, 2008. The Company has a total of 162,500 non-qualified options outstanding at a weighted average exercise price of $4.55.

During the fourth quarter of 1999, the Company issued $1,500,000 of convertible debentures. The debentures, which bear interest at 10% per annum, payable quarterly, are due on September 30, 2003. At the option of the holders, the debentures are convertible into the Company's Common Stock. If the conversion occurs before September 21, 2000, the debentures are convertible into one share of Common Stock for each $2.625 of debenture face value. If the conversion occurs after September 20, 2000, the debentures are convertible into one share of Common Stock for each $2.50 of debenture face value.

Registration statements are expected to be filed to permit the resale of shares issuable upon exercise of warrants or the conversion of debentures. The resale of such shares could adversely affect the prevailing market price of the Common Stock.

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

ITEM 2. DESCRIPTION OF PROPERTY

The Company maintains an extensive phone and computer system with which it handles the telephone calls generated by its advertisements and completes the reservation process through its reservation centers. The phone system and computer system maintained by the Company are critical elements in the Company's marketing efforts. The Company believes the phone system and computer network is capable of handling the Marketing Division's needs for the foreseeable future. However, the Company is constantly evaluating new technologies, upgrades or product enhancements which would serve to enhance the Company's operations. The Marketing Division's ability to service interliners will be dramatically reduced should either the phone or computer system become inoperable. The Company believes that it has taken appropriate steps to assure that the phone and computer system are as reliable and well protected as electronic equipment can reasonably be expected to be. There can be no assurances, however, that the Company's electronic equipment will at all times be usable by the Marketing Division in its efforts to service interline customers.

The Company occupies approximately 17,000 square feet of office space at 211 East Seventh Street, Suite 1100, Austin, Texas 78701, its main office, and 630 square feet of office space at 1499 West Palmetto Park Road, Suite 222, Boca Raton, Florida 33486. The Company's phone number is (512) 391-2000. The Company owns no property other than office furniture, equipment and software.

The Company currently employs 105 full time people. It is anticipated that up to 200 additional personnel will be required to meet the demands of the projected market over the next five years. Most of these positions will be in the areas of reservations and operations processing and servicing the Company's projected volume increases. None of the Company's employees are members of a labor union and the Company has not suffered any work stoppages or labor unrest.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings, and no material legal proceedings have been threatened by or, to the best of the Company's knowledge, against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual Shareholders' meeting was held at the Company's corporate offices in Austin, Texas on June 22, 1999. The number of qualified shareholder votes attending the meeting either in person or by proxy totaled 1,264,552 shares. The total outstanding number of common shares of the Company as of April 9, 1999, the date of record for the Shareholder meeting totaled 3,024,883 shares. Therefore, a quorum was present.

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

                                     PART II



ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON STOCK

The Common Stock is currently traded in the NASDAQ SmallCap(R) Market under the symbol "GATT." Prior to the Offering and the inclusion of the Common Stock in the NASDAQ SmallCap(R) Market, the Common Stock was traded irregularly and infrequently in the over-the-counter market and quoted on OTC EBB under the same symbol and quoted in the pink sheets published by the National Quotations Bureau. Prior to the Company's February, 1998, public offering, a very small number of securities broker-dealers published only intermittent quotations for the Common Stock, and there was no continuous, consistent trading market. The limited nature of the trading market created the potential for significant changes in the trading price for the Common Stock as a result of relatively minor changes in the supply and demand for Common Stock and perhaps without regard to the Company's business activities. The following table sets forth, for each of the Company last eight fiscal quarters, the high and low bid and ask prices for the Common Stock. All of the 1997 transactions were effected prior to the 1-for-7 reverse stock split effected in December, 1997:

                                              BID                 ASK
                                              ---                 ---
                    QUARTER ENDED        HIGH       LOW      HIGH       LOW
-------------------------------------    ----       ---      ----       ---
December 31, 1999.....................     3 1/2     2 3/8   3 15/16     2 3/8
September 30, 1999....................     2 3/4    2 9/16    3 7/32     2 1/4
June 30, 1999.........................         2   1 13/16         2     1 3/8
March 31, 1999........................   1 13/16     1 3/8     2 1/2         1
December 31, 1998.....................   2 15/16     1 1/4         3    1 9/16
September 30, 1998....................     3 5/8    1 9/16     3 7/8     1 3/4
June 30, 1998.........................     4 7/8     3 1/4     5 1/8     3 1/2
March 31, 1998........................   4 13/16    3 5/16   4 15/16    3 7/16

SHARES ELIGIBLE FOR FUTURE SALE

Prior to the Offering, the Common Stock was traded on the National Association of Security Dealers, Inc.'s electronic bulletin board. Trading actively was infrequent. Sales of substantial amounts of Common Stock in the public market could adversely affect the market price of the Common Stock.

As of March 31, 1999, the Company had approximately 3,024,883 shares of Common Stock outstanding. Of these shares, approximately 2,197,000 shares are transferable without restriction or further registration under the Securities Act, unless they are held by "affiliates" of the Company within the meaning of Rule 144 promulgated under the Securities Act. All of the remaining shares, which total approximately 829,000 shares are Restricted Securities and, as such, may not be sold in the absence of registration under the Securities Act or an exemption therefrom under Rule 144, and are subject to 48-month "lock-up" agreements. Small portions of these 48-month Lock-up Shares may be sold by the holders thereof after the second and third anniversaries of the Offering and the remainder may be sold after the fourth anniversary.

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

The Company has reserved an aggregate of 450,000 shares of Common Stock for issuance pursuant to the Company's stock option plan and options to purchase 323,409 shares at an average exercise price of $4.39 per share were outstanding on December 31, 1999. The Company also issued non-qualified stock options to acquire 162,500 shares of common stock to members of the Board of Directors, one member of management and one outside consultant as of July 1, 1998 at an exercise price of $5.00 per share. These options expire July 1, 2008. The Company intends to file a registration statement under the Securities Act to register shares of Common Stock reserved for issuance under such plans in the near future. See "EXECUTIVE COMPENSATION - Long-term Incentive Plan."

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The financial information set forth in the following discussion should be read in conjunction with, and qualified in its entirety by, the financial statements of the Company included elsewhere herein.

GENERAL

The Company made significant advances in 1999. Among the most significant advances are:

     o    The Company finished the year with a pre-tax profit of $402 thousand.

     o The implementation of the "World Wide Marketing Program" (WWMP). The WWMP was an initiative to increase Publication advertising by aggressively promoting the Company's "room nights for advertising" approach. As a result of this initiative the Company increased its advertising in Interline Adventures and Interline Update from approximately $765,000 in 1998 to $2,425,500 in 1999. This program increased the Company's room and cabin inventory from $254,000 at December 31, 1998 to $2,030,000 at December 31, 1999. The Company anticipates significant continued growth from this program in future years.

     o The Company started operating in the wedding and honeymoon markets. In December, 1999, the Company published the premier issue of Destination Weddings & Honeymoons magazine. Approximately 200,000 copies of the magazine were distributed through a combination of direct mailings to engaged couples, mailings to bridal salons and wedding consultants and newsstand sales. In conjunction with this magazine launch, the Company also established the WeddingTrips division to arrange travel and provide wedding planning services. WeddingTrips is staffed by experienced travel agents and Certified Wedding Consultants. The Company also established two web sites to support its marketing efforts in this business.

          The Destination Weddings & Honeymoons magazine is published quarterly. Management expects the magazine circulation and advertising revenue to increase with each issue in the year 2000. The growth in circulation and advertising revenue should increase the volume of travel sales processed by the WeddingTrips staff.

     o The establishment of AgentPerx.com, a web site directed to the sale of travel to travel agents for their own personal travel. Through this site, the company markets its World Wide Marketing Plan inventory to travel agents at prices that are lower than the agents can obtain directly from the hotel or resort. The Company believes that this business unit has significant growth potential in the next several years.

     o The Company increased circulation of Interline Adventures to 185,000 during the year. This increase in circulation was due to the efforts of the Company's marketing division and field marketing representatives. At the same time, the Company completed a thorough review of the distribution lists and eliminated those names and addresses that were outdated, no longer interliners or that were not active customers. These efforts have provided a larger and better quality mailing list. The Company believes that these efforts will continue to pay off for many years.

     o On November 8, 1999, the Company acquired the interline related assets of Weissman Sales & Marketing, Inc., a privately held travel company offering cruises and tours to the retail and interline markets. The purchase consideration was paid in cash and accounted for using the purchase method of accounting. This acquisition is expected to generate in excess of $2 million in annual revenues with no material increase in related operating expenses. Among the assets acquired were the trade name "Ventures Extraordinaire and Holidays by Sea " and a client list with over 20,000 airline employee names.

     o In December, 1999, the Company entered into a definitive purchase agreement to acquire the interline related assets of Non Rev Travel International, a privately held travel company in Atlanta, Georgia offering hotels, cruises and resorts to the interline market. This acquisition is expected to generate in excess of $2 million in sales annually. The acquisition closed on February 1, 2000.

     o The Company completed the private placement of $1,500,000 of convertible debentures in September and October, 1999. The debentures bear interest at 10%, payable quarterly, are due on September 30, 2003 and are convertible, at the holders option, into shares of the Company's common stock. If the debentures are converted before September 30, 2000, the debentures holders will receive one share of common stock for each $2.625 of debenture face value. If conversion occurs after September 30, 2000, the conversion rate will be one share of common stock for each $2.50 of debenture face value.

The Company believes that it will continue to increase sales and profitability in the year 2000 and future years.


FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION

The Company had a positive working capital of $3.0 million as of December 31, 1999, as compared to $1.4 million at December 31, 1998. The significant increase in working capital between years was primarily the result of an increase in inventory from advertising. Total current assets increased 36.9% between years to $4.9 million with the largest increase being in inventory. Current liabilities increased 10.9% between years. The slight increase in current liabilities was resulted from an increase in accounts payable as it relates to Publication distribution costs during the year and accrued interest from the private offering in September, 1999. The "travel" revenue benefits will not be recognized as revenue until future periods.

Deferred revenue for hotels and cruises represent money received from passengers that are deferred for revenue recognition purposes until the passenger has completed travel. These deferred liabilities are short-term in nature due to the short time frame between the date the reservations are booked and the travel date. Deferred subscription revenue represents subscription money received but not earned at year end. Publication subscriptions are normally paid in full in advance for the one- or two-year subscription period. Subscription revenue is earned on a pro rata basis as the Publications are printed and shipped to the subscribers. It is anticipated that subscription revenue will continue to decrease as the Company focuses on controlled (complementary) distribution of the Publications that will put more emphasis on advertising revenue as opposed to a subscription base.

During the last quarter of 1998 and through the third quarter of 1999, the Company borrowed funds against its investment accounts on a short-term basis in order to fund the acquisition and the publications mentioned above.

Total assets increased 60% totaling $6.8 million at December 31, 1999. $2.1 million, or 85% of the total increase, is room and cabin inventory resulting from the Company's aggressive marketing programs and new Publications. Cash and cash equivalents amounted to $1.6 million at the end of the 1999. The restricted cash balance of $222 thousand represents a portion of the Company's certificates of deposit pledged as a reserve for charge backs against the Company's Visa/MasterCard credit card processing and also pledged against various letters of credit to hotel/cruise vendors. The letters of credit serve as security for the vendors to allow the Company to make last minute bookings with these vendors without having to pay in advance of travel. None of these letters of credit have been drawn on to date.

The accounts receivable balance is comprised primarily of cash advertising revenue due from vendors that advertised in the Publications. Prepaid hotel cost and prepaid cruise cost represent funds paid to hotels and cruise lines as of December 31, 1999, for travel dates that occur after that date. These prepaid items relate directly to the previously discussed deferred revenues and are also very short-term in nature. Room/cabins held for sale arises out of advertising agreements where hotels and cruises allot rooms in exchange for advertising in the Company's Publications. These rooms/cabins are recorded in inventory at a value based on the Company's resale agreements with the advertising hotels, resorts and cruise lines. At the time that the Company resells the room/cabin to its customers, the Company relieves the inventory account by the appropriate value and recognizes the corresponding cost of travel sale. As a result, the Company realizes the cash flow benefit of both the advertising sale and the travel sale at the time it receives payment from the customer. The cash flow benefit may be realized in a period subsequent to the period in which the advertising revenue is recognized. There was also a balance due from affiliates (BEI/IMS) which is secured by a short term promissory note bearing interest and collateralized by shares in a publicly traded company. The agreement calls for the shares to be sold on the open market over time with the proceeds being used to pay off the balance due the Company. The Company set up a reserve for uncollectible accounts of $128 thousand at December 31, 1999 against this affiliate balance based on the approximate fair market value of the collateral.

RESULTS OF OPERATIONS

Overall Operating Results - The Company's net income for the year ended December 31, 1999 was $402 thousand, as compared to a loss of $1.6 million for the prior year. The current year profitability is primarily a result of increased advertising revenue resulting from more aggressive marketing plans.

Revenue - Gross revenue for the year ended December 31, 1999 increased 70.5% to $27.9 million from $16.3 million in 1998. Hotel and resort sales increased 102.5% while cruise and tour sales increased 33.1% over 1998. Advertising and subscription revenue increased 281.4% over this same time frame. Management anticipates that both travel and advertising sales should continue to grow with the aid of a stronger distribution network for its publications and a consistent and increased publishing schedule. Management believes that the revenues from the publishing and travel portions of its business are integrally tied to one another - improved hotel sales facilitate advertising sales and, increased hotel advertising improves the likelihood of room sales within the advertising hotels.

The Company recognizes hotel and cruise revenue on a "booked, paid, traveled" basis (i.e. revenue is not earned until the passenger has traveled). The Company sells advertising over a given number of issues and advertising revenue is recognized as the applicable publications are printed and distributed.

Cost of Goods Sold - The typical gross margin for hotel and resort sales ranges from 20% to 23%. Typical cruise and tour gross margins range from 11% to 13%. For the year ended December 13, 1999, hotel and cruise gross margins were 23.4% and 13%, respectively. Margins for both hotels and cruises can fluctuate depending on a number of factors relative to the properties being sold (competition, location, and availability of supply and others). Publishing cost increased due to a large increase in the number of publications being distributed for Interline Adventures and the premier publication of Destination Weddings & Honeymoons. The Company anticipates that the number of Publications issued in the future will continue to increase as the Company increases its airline employee database through its marketing efforts as well as possible future acquisitions of interline related companies.

Operating Expenses - Operating expenses for the year increased 35.9%. The primary increases in expenses relate to staffing at both the support and reservation personnel levels. The Company added reservation, marketing, accounting, CFO, and management information services personnel in order to service both the increase in telephone and web site inquiries.

There were also increases in depreciation and goodwill amortization due to the aforementioned furniture and equipment purchases and acquisitions.

Because of the increase in new bookings, the Company also experienced a significant increase in credit card fees, telephone and postage and delivery charges. The revenue associated with these expenditures will be recognized when travel has occurred which may or may not be in the same quarter as the expense. The Company is currently undergoing a postal rate audit on the distribution of the Publications which, if successful, should result in substantial on-going savings in that area as well.

As already noted, the Company anticipates experiencing increased travel and advertising sales in 2000. The Company believes that the following types of operating expenses will vary with travel sales and generally increase as travel sales increase: reservation personnel costs, credit card fees, telephone expense and postage and delivery expenses. The actual levels of these expenses will be a function of numerous factors including but not limited to the experience, closing capabilities and product knowledge of the reservation staff. The Company believes that advertising sales can increase substantially without proportionate increases in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company has an accumulated deficit of $3.7 million ($544,000 of this deficit is attributable to periods prior to the Company's commencement of operations within the interline travel industry).

As discussed in "Financial Condition and Changes in Financial Condition", the Company has increased its inventory of rooms/cabins by approximately $2.1 million from 1998 to 1999. This increase has required the Company to utilize its cash resources to finance growth. The Company believes that the ongoing sale of this inventory will produce sufficient liquidity to meet its operating and growth plans.

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

Management is currently unaware of any trends or conditions other than those previously mentioned in this management's discussion and analysis that could have a material adverse effect on the Company's financial position, future results of operations, or liquidity. However, investors should also be aware of factors that could have a negative impact on the Company's prospects and the consistency of progress in the areas of revenue generation, liquidity, and generation of capital resources. These include: (i) variations in the mix of hotel, cruise, and Publication revenues, (ii) possible inability to attract investors for its equity securities or otherwise raise adequate funds from any source should the Company seek to do so, (iii) increased governmental regulation, (iv) increased competition, (v) unfavorable outcomes to litigation involving the Company or to which the Company may become a party in the future and, (vi) a very competitive and rapidly changing operating environment. Furthermore, reference is also made to other sections of this report that include factors that could adversely impact the Company's business and financial performance.

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

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    GRAND ADVENTURES TOUR & TRAVEL PUBLISHING
                                   CORPORATION

                              FINANCIAL STATEMENTS
                            AND REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS

                           DECEMBER 31, 1999 AND 1998

To The Board of Directors
  of Grand Adventures Tour & Travel Publishing Corporation
Austin, Texas

We have audited the accompanying balance sheets of Grand Adventures Tour & Travel Publishing Corporation as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Grand Adventures Tour & Travel Publishing Corporation as of December 31, 1999 and 1998, and the results of its operations and cash flows for the years referred to above, in conformity with generally accepted accounting principles.


ANDERSEN ANDERSEN & STRONG, L.C.



April 13, 2000
Salt Lake City, Utah

                   GRAND ADVENTURES TOUR AND TRAVEL PUBLISHING
                                   CORPORATION
                                 BALANCE SHEETS


                                                                         DECEMBER 31,    DECEMBER 31,
                                                                             1999            1998
                                                                         ------------    ------------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                             $    273,189    $    236,452
   Available for sale securities                                            1,123,037       1,868,469
   Cash-restricted                                                            221,500         175,500
   Accounts receivable, net of allowance for doubtful accounts
     of $29,108 in 1999 and $43,163 in 1998                                   563,755         191,226
   Due from affiliate, net of allowance for reserve for
     impairment of $163,130 and $128,046 in 1999 and 1998,                    128,405          80,065
respectively
Accrued investment income                                                       5,206          17,850
Other prepaid expenses                                                         43,833          96,613
Rooms/cabins held for sale                                                  2,425,525         253,901
Prepaid hotel cost                                                             47,576         135,252
Prepaid cruise and tour cost                                                   92,835          78,943
                                                                         ------------    ------------
     Total Current Assets                                                   4,924,861       3,134,271
                                                                         ------------    ------------
PROPERTY AND EQUIPMENT, at cost,
   net of accumulated depreciation                                          1,240,418         410,505
OTHER ASSETS
   Other assets                                                                11,680          11,680
   Intangible assets, net of accumulated amortization                         615,687         680,543
                                                                         ------------    ------------
                                                                         $  6,792,647    $  4,236,999
                                                                         ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                                      $    532,595    $    277,802
   Other current liabilities                                                  125,224         196,908
   Current portion of long-term debt                                          783,675         616,500
   Deferred hotel revenue                                                     445,808         471,034
   Deferred cruise and tour revenue                                           102,774          92,209
   Deferred subscription revenue                                               13,112          48,706
                                                                         ------------    ------------
     Total Current Liabilities                                              2,003,188       1,703,159
                                                                         ------------    ------------
OTHER LIABILITIES
   Long-term debt                                                           1,852,634              --
                                                                         ------------    ------------
     TOTAL LIABILITIES                                                      3,855,822       1,703,159
                                                                         ------------    ------------
STOCKHOLDERS' EQUITY
   Preferred stock, no par value; authorized 10,000,000 shares;
     none issued and outstanding                                                   --              --
   Common stock, $.0001 par value; authorized 30,000,000 shares;
     issued and outstanding 3,024,883 and 3,024,883 in 1999 and
     1998, respectively                                                           302             302
   Additional paid-in capital                                               6,610,474       6,610,474
   Accumulated deficit                                                     (3,673,951)     (4,076,936)
                                                                         ------------    ------------
     TOTAL STOCKHOLDERS' EQUITY                                             2,936,825       2,533,840
                                                                         ------------    ------------
                                                                         $  6,792,647    $  4,236,999
                                                                         ============    ============


   The accompanying notes are an integral part of these financial statements.

                   GRAND ADVENTURES TOUR AND TRAVEL PUBLISHING
                                   CORPORATION
                            STATEMENTS OF OPERATIONS


                                                  DECEMBER 31,   DECEMBER 31,
                                                      1999           1998
                                                  ------------   ------------
REVENUES
   Hotel revenue                                  $ 11,492,997   $  5,675,904
   Cruise and tour revenue                          13,011,681      9,752,847
   Advertising revenue                               2,919,556        765,579
   Investment and other revenue                        490,392        162,344
                                                  ------------   ------------
     TOTAL REVENUES                                 27,914,626     16,356,674
                                                  ------------   ------------
COST OF GOODS SOLD
   Hotel cost                                        8,804,638      4,405,837
   Cruise and tour cost                             11,352,001      8,629,259
   Publishing cost                                   1,809,473      1,109,238
   Merchandise cost                                    251,651             --
                                                  ------------   ------------
     TOTAL COST OF GOODS SOLD                       22,217,764     14,144,334
                                                  ------------   ------------
          GROSS PROFIT                               5,696,862      2,212,340

OPERATING EXPENSES
   Selling, general and administrative expenses      2,322,086      1,605,349
   Wages                                             2,766,471      2,202,622
   Depreciation and amortization                       205,319         90,004
                                                  ------------   ------------
     TOTAL OPERATING EXPENSES                        5,293,877      3,897,975
                                                  ------------   ------------
Net Income (Loss) before Income Taxes                  402,985     (1,685,635)
Income Tax Expense                                          --             --
NET INCOME (LOSS)                                 $    402,985   $ (1,685,635)
                                                  ============   ============

Average Common Equivalent Shares
   Basic                                             3,024,883      3,024,883
                                                  ============   ============
   Diluted                                           3,624,883      3,024,883
                                                  ============   ============
Net Income (Loss) per Common Share
   Basic                                          $       0.13   $      (0.56)
                                                  ============   ============
   Diluted                                        $       0.11   $      (0.56)
                                                  ============   ============


   The accompanying notes are an integral part of these financial statements.

                   GRAND ADVENTURES TOUR AND TRAVEL PUBLISHING
                                   CORPORATION
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                          COMMON       COMMON       ADDITIONAL
                                          STOCK        STOCK         PAID-IN      RETAINED
                                          SHARES       AMOUNT        CAPITAL       DEFICIT         TOTAL
                                       -----------   -----------   -----------   -----------    -----------

Balance at December 31, 1997             1,431,858           143   $   959,447   $(2,391,302)   $(1,431,712)
   Issuance of common shares
     ($5,00 per share less offering      1,200,000           120     4,787,678            --      4,787,798
     costs)
   Conversion of notes payable into
     Common shares ($2.20 per share)       393,025            39       863,349            --        863,388
   Net loss                                     --            --            --    (1,685,635)    (1,685,635)
                                       -----------   -----------   -----------   -----------    -----------
Balance at December 31, 1998             3,024,883           302     6,610,474    (4,076,937)     2,533,840
   Net income                                   --            --            --       402,985        402,985
                                       -----------   -----------   -----------   -----------    -----------
Balance at December 31, 1999             3,024,883           302   $ 6,610,474   $(3,673,952)   $ 2,936,825
                                       ===========   ===========   ===========   ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                   GRAND ADVENTURES TOUR AND TRAVEL PUBLISHING
                                   CORPORATION
                            STATEMENTS OF CASH FLOWS


                                                      DECEMBER 31,    DECEMBER 31,
                                                          1999            1998
                                                      ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(Loss)                                     $    402,985    $ (1,685,635)
Adjustments to reconcile net income/(loss)
   to cash provided by operating activities:
     Depreciation and amortization                         205,319          90,004
     Provision for losses on accounts receivable                --         159,189
Changes in operating assets and liabilities:
     Restricted cash                                       (46,000)          5,875
     Accounts receivable                                  (372,529)       (119,059)
     Rooms/cabins held for sale                         (2,171,624)        (70,923)
     Prepaid offering expenses                                  --         113,508
     Other prepaid expenses                                 52,780         (17,850)
     Accrued investment income                              12,644         (96,613)
     Prepaid hotel cost                                     87,676         (82,225)
     Prepaid cruise and tour cost                          (13,892)          1,539
     Other assets                                          (35,542)         25,499
     Accounts payable                                      254,793        (142,501)
     Accrued expenses                                      (71,684)       (138,386)
     Receivable from affiliates and other                  (48,340)         47,250
     Deferred hotel revenue                                (25,226)        186,095
     Deferred cruise and tour revenue                       10,565         (60,847)
     Deferred subscription revenue                         (35,594)        (31,935)
                                                      ------------    ------------
          Net Cash Used by Operating Activities         (1,793,669)     (1,817,015)
                                                      ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Sale of marketable short-term investments             745,432      (1,868,469)
     Business acquisitions                                 (20,287)       (329,731)
     Purchase of property and equipment                   (914,547)       (416,550)
                                                      ------------    ------------
          Net Cash Used by Investing Activities           (189,403)     (2,614,750)
                                                      ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of common stock                         --       5,651,186
     Proceeds from convertible debentures                1,500,000         636,500
     Proceeds from leases payable                          449,725              --
     Net proceeds from notes payable                        70,084      (1,593,374)
                                                      ------------    ------------
          Net Cash Provided by Financing Activities      2,019,809       4,694,312
                                                      ------------    ------------
     Net Increase in Cash                                   36,737         262,547
     Cash at Beginning of Period                           236,452         (26,095)
                                                      ------------    ------------
     Cash at End of Period                            $    273,189    $    236,452
                                                      ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION
     Cash paid during the year for interest                 78,041          53,892



   The accompanying notes are an integral part of these financial statements.

                   GRAND ADVENTURES TOUR AND TRAVEL PUBLISHING
                                   CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


1.       BUSINESS ACTIVITIES

The Company publishes magazines, manages web sites and sells travel products to certain niche markets in the travel industry. The three niche markets the Company served as of December 31, 1999, include (1) interliners, active employees and retirees of the airline industry who may fly on many carriers for free or at a significantly reduced fare, as well as their families and friends to whom they pass along their allotments of no-cost or low-cost flying privileges, (2) travel agents, those individuals recognized by a travel industry association such as The International Airlines Travel Agent Network (IATAN), as a seller of travel products, and (3) destination weddings and honeymoons. A destination wedding is any wedding performed at a location other than the home area of the bride or groom. Honeymoon travel includes any travel by a newly married couple within one year of their wedding.

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

The assets "Prepaid Hotel Cost", "Prepaid Cruise and Tour Cost" and "Rooms/Cabins Held for Sale" represent expenses paid for tours and cruises, which have been booked but not yet taken by the customer. The liabilities "Deferred Hotel Revenue" and "Deferred Cruise and Tour Revenue" represent payments received for tours and cruises booked but not recognized as revenue until the customer completes the tour or cruise.

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

                   GRAND ADVENTURES TOUR AND TRAVEL PUBLISHING
                                   CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


Basic and Diluted Net Income (Loss) per Share

Basic net income (loss) per share is computed using the weighted average number of shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common shares and common equivalent shares outstanding during the period. Common equivalent shares consist of shares issuable upon the exercise of stock options, stock warrants and debentures.

Depreciation and Amortization

Property and equipment are stated at cost. Depreciation is computed on the straight-line method for financial statement purposes. Estimated useful lives range from 5 to 7 years. Intangibles, consisting of "excess of cost over net assets acquired" and non-compete covenants are stated at cost and are being amortized over 40- year, 5-year, and 3-year periods.

Income Taxes

Income taxes are computed using the asset and liability method. Under this method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of its deferred tax assets will not be realized.

Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees", and complies with the disclosure provisions of SFAS No.123, "Accounting for Stock-Based Compensation". The Company accounts for stock-based compensation to employees and directors using the intrinsic value method, whereby, compensation cost is recognized when the exercise price at the date of grant is less than fair market value of the Company's common stock. The Company discloses the pro forma effect of compensation cost based on the fair value method for determining compensation cost. Stock-based compensation awarded to non-employees is determined using the fair value method. Compensation cost is recognized over the service or vesting period. (See Note 11.)

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of". SFAS No. 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets.

                   GRAND ADVENTURES TOUR AND TRAVEL PUBLISHING
                                   CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


Marketing and Advertising Costs

The Company recognizes advertising expenses in accordance with Statement of Position 93-7, "Reporting on Advertising Costs". As such, the Company expenses the cost of communicating advertising in the period in which the advertising space or airtime is used. Advertising expenses amounted to $165,728 and $108,332 for the years ended December 31, 1999 and 1998, respectively.

Investments

The Company classifies its marketable debt securities as "held to maturity" if it has the positive intent and ability to hold the securities to maturity. All other marketable securities are classified as "available for sale." Securities classified as "available for sale" are carried in the financial statements at fair value. Realized gains and losses, determined using the first-in, first-out
(FIFO) method, are included in earnings; unrealized holding gains and losses are reported in other comprehensive income. Securities classified as held to maturity are carried at amortized cost. Unrealized gains were immaterial for the years ended December 31, 1999 and 1998.

Concentrations of Credit Risk Arising from Cash Deposits in Excess of Insured Limits


The Company maintains cash balances at several financial institutions located in Texas. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 1999, the Company's uninsured cash balances total $67,062.

Recent Accounting Pronouncements

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". This standard requires companies to capitalize qualifying computer software costs, which are incurred during the application development stage and amortize them over the software's estimated useful life. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. The Company does not expect that the adoption of SOP 98-1 will have a material impact on its consolidated financial statements.

In April 1998, the American Institute of Certified Public Accountants issued SOP 98-5, "Reporting on the Costs of Start-Up Activities". SOP 98-5 is effective for the Company's fiscal year ending March 31, 2000. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. Adoption is not expected to have a material effect on the Company's financial statements.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. The Company does not expect that the adoption of SFAS No. 133 will have a material impact on its financial statements because the Company does not currently hold any derivative instruments.

In January 2000, the FASB issued EITF 99-17, "Accounting for Advertising Barter Transactions". EITF 99-17 is effective for transactions occurring after January 20, 2000. This pronouncement requires that revenues and expenses should be recognized from advertising barter transactions at the fair value of the advertising surrendered or received only when an entity has a historical practice of receiving or paying cash for similar advertising transactions. It has not been determined whether EITF 99-17 will apply to the Company. If the provisions of EITF 99-17 had applied to the Company during fiscal 1999, it would have reduced its revenues by approximately $1.7 million.

                   GRAND ADVENTURES TOUR AND TRAVEL PUBLISHING
                                   CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


3.       PROPERTY AND EQUIPMENT

Property and equipment at December 31, 1999 and 1998 is as follows:

                                                       1999            1998
                                                  ------------    ------------
Property and equipment                            $  1,428,385    $    524,856
Leasehold improvements                                  44,763              --
Less: accumulated depreciation and amortization       (232,730)       (114,351)
                                                  ------------    ------------
Net property and equipment                           1,240,418         410,505
                                                  ============    ============

Depreciation and amortization expense for the years ending December 31, 1999 and 1998 was $205,319 and $90,004, respectively.

4.       ACQUISITIONS

On November 8, 1999, the Company acquired the interline related assets of Weissman Sales & Marketing, Inc., a privately held travel company offering cruises and tours to the retail and interline markets. The purchase consideration of $10,500 was paid in cash. The Company acquired intangible assets in the form of customer names, addresses, phone numbers, e-mail addresses, fax numbers, company telephone numbers, 800 sales numbers, existing vendor contracts, distribution addresses, non-compete agreements and all internet web addresses and the trade name "Ventures Extraordinaire". In addition to the purchase agreement, the Company entered into a five year consulting agreement with the seller. The consulting agreement provides for payments of $3,500 per month in exchange for services related to interline product and marketing development.

Subsequent to year-end, the Company acquired the interline related assets of Non-Rev International, LLC. The transaction occurred on February 1, 2000. The purchase consideration of $50,000 was paid in cash. The Company acquired intangible assets in the form of customer names, addresses, phone numbers, fax numbers and 800 sales numbers.

On November 5, 1998, the Company acquired the interline related assets of Exclusively Cruises, Atlanta Inc. a privately held travel company offering cruises and tours to the interline market. The purchase consideration was in the form of cash of $12,500 and a non-interest bearing note payable with a balloon payment of $20,000 due on December 4, 1999. The assets acquired included the trade name "Exclusively Interline," client lists and telephone numbers. No liabilities were assumed in the acquisition.

Assets acquired from Exclusively Interline consist of the following:

Excess of cost over net assets acquired   $32,836
                                          -------
Total assets acquired                      32,836
                                          =======

The purchase method of accounting was used to account for the above transaction and the excess of cost over net assets acquired is being amortized over 5 years.

                   GRAND ADVENTURES TOUR AND TRAVEL PUBLISHING
                                   CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


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

Assets acquired from Sun Central/Pass Bureau consist of the following:

Certificate of deposit                    $     21,079
Furniture and equipment                         35,277
Receivables due from hotels and clients         81,882
Excess of cost over net assets acquired        296,896
                                          ------------
Total assets acquired                     $    435,134
                                          ============

Liabilities assumed from Sun Central/Pass Bureau consist of the following:

Client refunds due                       $     39,072
Client credit vouchers                         23,903
Payables due hotels                            81,012
Payables due trade vendors and payroll        274,147
Note payable                                   17,000
                                         ------------
Total liabilities assumed                $    435,134
                                         ============

The purchase method of accounting was used to account for the above transaction and the excess of cost over net assets acquired is being amortized over 5 years.

5.       INTANGIBLE ASSETS

Intangible assets at December 31, 1999 and 1998 are as follows:

At December 31, 1999 and 1998, the unamortized cost consists of the following:

                                    1999            1998
                                ------------    ------------
Cost                            $    691,043    $    754,175
Less accumulated depreciation        (75,356)        (73,632)
                                ------------    ------------
Net                             $    615,687    $    680,543
                                ============    ============

Amortization expense for the years ended December 31, 1999 and 1998, was $92,745 and $25,108, respectively.

6.       DUE TO AFFILIATE

The Company and IMS entered into an Inventory Marketing Agreement whereby the Company sells certain IMS inventories. The Company is required to make monthly payments to IMS equaling (i) the cash value of the inventory sold plus (ii) 25% of the collected revenue generated from such sales less such cash value. This agreement was cancelled as of January 31, 1998.

                   GRAND ADVENTURES TOUR AND TRAVEL PUBLISHING
                                   CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


At December 31, 1999 and 1998, BEI owed the Company $291,451 and $208,111 respectively. The receivable at December 31, 1999 is collateralized by investment securities held by BEI. The terms of the note receivable dated December 31, 1999 are 10% annual interest with principle and interest due on demand. The Company has not included any accrued interest in the financial statements. The Company set up a reserve for impairment of $128,046 at December 31, 1999, based upon the fair market value of collateralized securities.

7.       LONG-TERM DEBT

At December 31, 1999 and 1998, long-term debt consisted of the following:

                                                             1999            1998
                                                         ------------    ------------
Margin loan, 8% annual interest, secured by marketable   $    541,584    $    250,000
securities
Norwest line of credit, interest at prime + 1% payable        125,000         346,500
monthly
Secured by certificates of deposit - Exclusively
     Interline acquisition                                     20,000          20,000
Capital leases                                                449,725
Convertible debentures issued, 10% annual interest          1,500,000              --
                                                         ------------    ------------
                                                            2,636,309         616,500
Less current portion                                         (783,675)       (616,500)
                                                         ------------    ------------
TOTAL                                                    $  1,852,634              --
                                                         ============    ============

Maturities of long-term obligations for future years ending December 31:

                                                  CAPITAL
                                  PRINCIPAL        LEASE
                                  PAYMENTS       OBLIGATIONS       TOTAL
                               --------------  --------------  -------------
                        2000     $   686,584       $ 139,338     $  825,922
                        2001                         139,338        139,338
                        2002                         126,228        126,228
                        2003       1,500,000          86,898      1,586,898
                        2004                          63,470         63,470
                                 -----------       ---------     ----------
                                   2,186,584         555,272      2,741,856
                                 -----------       ---------     ----------
Amount representing interest               -        (105,547)      (105,547)
                                 -----------       ---------     ----------
                       Total     $ 2,186,584       $ 449,725     $2,636,309
                                 ===========       =========     ==========


During September 1999, the Company raised $1,500,000 in the form of Convertible Debentures. The Debentures earn interest at 10% per year and the interest is paid quarterly. The holders of the Debentures have the right, at their option, at any time and from time to time prior to the Maturity Date, to convert all or any portion of the outstanding principal amount of the Debentures into fully paid and non-assessable shares of Common Stock at the conversion price of $2.50 of such outstanding principal amount for each share of Common Stock subject to adjustments. However, if any portion of the Debentures are converted prior to September 21, 2000, the Conversion Price as to such converted portion will be $2.625, subject to the same adjustments as would have been effected had such price been established at the Conversion Price at the date of execution of the Debentures.

                   GRAND ADVENTURES TOUR AND TRAVEL PUBLISHING
                                   CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

8.       INCOME TAXES

The components of the provision for income taxes at December 31, 1999 and 1998 are as follows:

                                         1999           1998
                                     ------------   ------------
Current-Federal                      $         --   $         --
Deferred-Federal
                                     ------------   ------------
INCOME TAX PROVISION                 $         --   $         --
                                     ============   ============


A reconciliation of the income tax provision to the amount expected using the U.S. federal statutory rate follows:


                                              1999           1998
                                          ------------   ------------
Expected amount using:
U.S. Federal statutory rate               $         --   $         --
Non-deductible expenses
Depreciation and amortization allowance
                                          ------------   ------------
Effective tax                             $         --   $         --
                                          ============   ============


Deferred tax assets (liabilities) consisted of the following at December 31, 1999 and 1998:

                                         1999            1998
                                     ------------    ------------
Deferred tax assets:
   Bad debt allowance                $      9,897    $     14,674
   Intangible assets                        2,120              --
   Net operating loss carryforward        474,594         770,136
   Valuation allowance                   (420,451)       (762,058)
                                     ------------    ------------
                                           66,160          22,752
Deferred tax liabilities:
   Fixed assets                           (66,160)         (6,217)
   Intangible assets                           --         (16,535)
                                     ------------    ------------
                                          (66,160)        (22,752)
                                     ------------    ------------
                                     $         --    $         --
                                     ============    ============


At December 31, 1999, the Company has a net operating loss carryforward totaling approximately $1,400,000 that may be offset against future taxable income. If not used, the carryforward will expire in 2012. Under certain circumstances,
Section 382 of the Internal Revenue Coded of 1986 restricts a corporation's use of its net operating loss carryforward. Due to the Company's issuance of additional stock, the Company's use of its existing net operating loss carryforward could be limited, therefore, the Company may have to pay federal income taxes sooner than if the use of its net operating loss carryforward were not restricted.

9.       COMMON STOCK

In February of 1998, the Company issued 1,200,000 shares of its Common stock at $5.00 per share, pursuant to a public offering, for net proceeds (after offering costs) of $4,787,798. Also, in February of 1998, the Company issued 393,025 common shares valued at $2.20 per share to holders of $863,388 of convertible debentures. There were no issuances of common stock during 1999.

                   GRAND ADVENTURES TOUR AND TRAVEL PUBLISHING
                                   CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998



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

On August 15, 1999, the Company entered into a month-to-month lease on approximately 3,310 square feet in the same building. The lease provides for monthly payments of $4,138 and is cancelable upon 30 days notice. On March 15, 2000, the Company canceled the lease effective April 18, 2000.

On January 24, 2000, the Company entered into a lease agreement for office space on approximately 6,375 square feet in the same building. Monthly rent payments over the initial term of the lease are $7,437 from April 1, 2000 through February 28, 2001, and $7,528 from March 1, 2001 through February 28, 2003.

The following is a schedule of future minimum rentals under the non-cancelable lease agreement at December 31, 1999.


YEAR ENDING DECEMBER 31:            AMOUNT
                                   ---------
1999                               $ 135,614
2000                                 146,176
2001                                 149,436
2002                                 149,736
2003                                  24,956
                                   ---------
                                   $ 606,218
                                   =========


11.      STOCK OPTION PLAN

The Company has a stock option plan under which employees may be awarded incentive stock options. The plan authorizes the grant of options for the purchase of up to 450,000 shares of common stock. At December 31, 1999, there are 323,409 incentive stock options outstanding. Under the plan, the option exercise price for incentive stock options may not be less than the fair market value of the Company's common stock at the date of grant as determined by the Board of Directors. Options expire no later than five years from the date of grant and vest over three to four years.

The Company also has a stock option plan under which officers, directors, and consultants may be awarded nonqualified stock options. The plan authorizes the grant of options for the purchase of up to 250,000 shares of common stock. At December 31, 1999, there are 162,500 nonqualified stock options outstanding. Options expire no later than five years from the date of grant, and vesting established at the time of grant, which is generally one year.

                   GRAND ADVENTURES TOUR AND TRAVEL PUBLISHING
                                   CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

Stock option activity is as follows:

                                   Common            Common        Weighted
                                   Shares            Shares         Average
                                  Available          Options       Exercise        Options
                                  for Grant        Outstanding       Price       Exercisable
                               ----------------   --------------  ------------   ------------
Balance, December 31, 1997             351,925           98,075       $  7.00         38,450
                                                                                 ===========
     Authorized                        250,000               --
     Granted                         (354,000)          354,000       $  5.00
     Forfeited                          34,091          (34,091)      $  7.00
                               ---------------    -------------   -----------
Balance, December 31, 1998             282,016          417,984       $  5.46        141,991
                                                                                 ===========
     Granted                         (128,000)          128,000       $  1.99
     Forfeited                          60,075          (60,075)      $  6.25
                               ---------------    -------------   -----------
Balance, December 31, 1999             214,091          485,909       $  4.39        269,263
                               ===============    =============   ===========    ===========


The following summarizes options outstanding at December 31, 1999:

                    Options Outstanding                            Options Exercisable
                   --------------------                        ---------------------------
                                    Weighted
                                     Average      Weighted                     Weighted
   Range of                         Remaining      Average                      Average
   Exercise           Number        Contractual   Exercise        Number       Exercise
     Price          Outstanding       Life          Price      Exercisable       Price
----------------   --------------  ------------  ------------  -------------  ------------
$1.75 to $2.50        128,000         4.52          $ 1.99         11,250        $ 1.75
     $5.00            313,750         2.67          $ 5.00        222,000        $ 5.00
     $7.00             44,159         2.54          $ 7.00         36,013        $ 7.00


All options were granted with the exercise price at an amount equal to or greater than the per-unit fair market value of the Company's Common stock on the date of grant. Accordingly, no compensation cost was recorded in 1999 and 1998. Had compensation cost for stock option plan been determined based on the fair value of the options at the grant dates consistent with the method prescribed in the SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's operating results would have been different as indicated in the pro forma amounts below:


                                                        1999              1998
                                                     -----------      -------------
Net income (loss), as reported                       $   402,985      $ (1,685,635)
Net income (loss), pro forma                         $   346,541      $ (1,720,726)

Net income (loss) per common share, as reported      $      0.13      $      (0.58)
Net income (loss) per common share, pro forma        $      0.11      $      (0.59)

                   GRAND ADVENTURES TOUR AND TRAVEL PUBLISHING
                                   CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


In 1999, options were granted at an exercise price equal to the underlying fair value of the Company's Common stock. In 1998, the options were granted at an exercise price greater than the underlying fair value of the Company's Common stock. The weighted average fair value of the options granted was estimated to be $1.45 in 1999 and $0.23 in 1998 using Black-Scholes option-pricing model with the following assumptions on the date of grant: 0% dividend yield, volatility of 41% to 95.5%, 5% forfeitures per year, risk-free interest rate of 6.00% to 6.20%, expected life of four to five years.

12.      FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reflected in the consolidated balance sheets for restricted cash, accounts receivable, accounts payable and notes payable approximate the respective values due to the short maturities of those instruments. The estimated fair values have been determined by the Company using appropriate valuation methodologies and available market information. Considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange. A comparison of the carrying value of those financial instruments, none of which are held for trading purposes, is as follows:

                                              Carrying          Fair
                                               Amount           Value
                                            -------------  ---------------
Assets:
  Restricted cash                             $  221,500       $  221,500
  Accounts receivable                                 --              --
  Due from affiliate                             291,451          291,451
Liabilities:
  Accounts payable and other liabilities         657,819          657,819
  Short-term debt                                686,584          686,584

Restricted cash, accounts receivable and accounts payable: The carrying value of such items approximates their fair value at December 31, 1999.

Short-term debt: Fair value of such debt is based on rates currently available to the Company for debt of similar terms and remaining maturities. There are no quoted prices for the debt or similar debt.

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


              NAME                          AGE                               POSITION
   --------------------------               ---            ---------------------------------------------
   Matthew O'Hayer.................          45            Chairman, Chief Executive Officer
   Joseph S. ("Jay") Juba..........          36            President, Chief Operating Officer, Secretary
   Robert R. Roe...................          52            Chief Financial Officer, Vice President
   Fernando Cruz Silva.............          38            Senior Vice President of Sales & Marketing
   Patti Macchi....................          54            Vice President of Cruise Sales & Marketing
   Robert Sandner..................          44            Director
   Robert G. Rader.................          63            Director
   Duane K. Boyd, Jr...............          54            Director


Matthew O'Hayer has served as Chairman and Chief Executive Officer of the Company since the Merger and of Airfair since its inception. Mr. O'Hayer founded Barter Exchange, Inc. (now known as BEI Holdings, Inc. "BEI") in 1983, served as its President and Chief Executive Officer from its founding until 1995. Mr. O'Hayer also serves on the boards of several small businesses and non-profit organizations.

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

Robert Roe, a Certified Public Accountant, has served as Chief Financial Officer of the Company since December, 1999. Mr. Roe provided consulting services with respect to accounting and financial management from August, October 1999 through November, 1999. From August, 1997 Mr. Roe operated as an independent consultant to several companies in the Austin, Texas area. From April, 1991 through August, 1997 Mr. Roe was employed Uniglobe Travel in several different capacities including Chief Financial Officer and Regional President. Prior to April, 1991, Mr. Roe practiced public accounting for approximately 20 years.

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

Patricia H. Macchi is Vice President of Sales for the Company but also contributes editing and marketing expertise to the Publications. Ms. Macchi joined the Company in 1990 after working for six years with Norwegian Caribbean

Line. Ms. Macchi is responsible for negotiating rates and maintaining relationships with the 27 cruise lines represented in IRL's product offering.

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


                                                                                     LONG TERM COMPENSATION AWARDS
                                                                       ------------------------------------------------------
                                            ANNUAL COMPENSATION        RESTRICTED    SECURITIES                    ALL
                                      -------------------------------    STOCK       UNDERLYING       LTIP        OTHER
                                        SALARY      BONUS     OTHER      AWARD      OPTIONS/SARS     PAYOUT   COMPENSATION
NAME AND PRINCIPAL POSITION     YEAR      ($)        ($)       ($)        ($)            ($)          ($)          ($)
---------------------------------------------------------------------  ---------------------------   ------------------------
Matthew O'Hayer
   Chairman & CEO                1999   $ 133,865      $ -     $ -        $ -               -         $ -          $ -

Joseph S. ("Jay") Juba
   President, COO & Secretary    1999   $  89,560      $ -     $ -        $ -               -         $ -          $ -


The following table reflects option grants issued to the two mostly highly compensated executive officers of the Company.


                                 NUMBER OF
                                 SECURITIES      PERCENTAGE OF
                                 UNDERLYING      TOTAL OPTIONS/      EXERCISE OR    EXPIRATION
                                  OPTIONS         SARS GRANTED        BASE PRICE     DATE IN
NAME                            SARS GRANTED      TO EMPLOYEES        ($/SHARE)     FISCAL YEAR
QUALIFIED PLAN:
Matthew O'Hayer
   Chairman & CEO                       13,500        13.8%            $   2.00      1-Jul-02

Joseph S. ("Jay") Juba
   President, COO & Secretary           11,000        11.2%            $   2.00      1-Jul-02

COMPENSATION OF DIRECTORS

The Company does not currently compensate directors in cash for any services provided as a director. Directors were granted a total of 135,000 of non-qualified stock options on July 1, 1998 at an exercise price of $5.00 per share. These options vest over 2 years with 1/2 of the options vesting on July 1, 1998 and the remaining 1/2 vesting on July 1, 1999. The directors were also granted 22,500 options on July 1, 1999 at an exercise price of $1.75 per share. These options vest over 2 years with 1/2 of the options vesting on July 1, 1999 and the remaining 1/2 vesting on July 1, 2000.

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

An option's maximum term is five years. Employee options were granted on August 1, 1996 and vest in three years. Options were also granted on February 1, 1997, July 1, 1998 and July 1, 1999 and vest over 4 years. The fair value of each option grant is estimated on the grant date using an option-pricing model with the following weighted-average assumptions used for grants in 1996: risk-free interest rate of 6%, and expected lives of 5 years for the options.

The Company has a non-qualifying stock incentive plan that reserves 300,000 shares of common stock for grants to officers, directors, consultants and contractors who are determined to be key to the operational success of the Company (See "Exhibit 10.05 - 1998 Non-qualifying Incentive Plan"). An option's maximum term is ten years. Options were granted July 1, 1998 and vest over two years. The Board of Directors has approved this plan.

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


                                       NATURE OF       NUMBER OF          PERCENTAGE
NAME OF PERSON OR GROUP                OWNERSHIP      SHARES OWNED       OF OWNERSHIP
------------------------------------  -----------    ----------------   ---------------
Matthew O'Hayer                          Direct           559,144           18.5%
Joseph S. "Jay" Juba                     Direct           157,142            5.2%
Fernando Cruz Silva                      Direct            44,286            1.5%
Robert Sandner                           Direct           111,786            3.7%
Duane K. Boyd Jr.                        Direct            24,000            0.8%

All executive officers and
directors as a group (seven              Direct           896,358           29.6%
persons)
                                        Options           244,286            8.1%
                                                     ------------       --------
                                                        1,140,644           37.7%
                                                     ============       ========

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

 a)     Exhibits

     The following exhibits are filed electronically herewith:

     10.05   1998 Non-qualifying Incentive Plan
     27.01   Financial Data Schedule

       2.  Employment Contracts are set out in Item 10 herein.

       3.  1998 Non-qualifying Incentive Plan:
           Exhibit 10.05 1998 Non-qualifying Incentive Plan



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

    The following exhibits are incorporated by reference from the Registration Statement on Form SB-2 filed October 24, 1997:

    3.02   Bylaws

    21.1   Subsidiaries of the Registrant

    10.05  Employment Agreement with Joseph S. Juba

b)       Reports on Form 8-K

         The Company filed a Form 8-K in October 1999 regarding the private placement of $1,500,000 in Convertible Debentures. No financial statements were filed with Form 8-K

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

            (Registrant)  Grand Adventures Tour & Travel Publishing Corporation
                          ------------------------------------------------------
                 By       /s/ Joseph S. Juba
                          ------------------------------------------------------
                          Joseph S. Juba, President/Chief Operating Officer

             Date         April 14, 2000
                          --------------

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             By     /s/ Robert R. Roe
                    -----------------------------------------------------------
                    Robert R. Roe, Chief Financial Officer

             Date   April 14, 2000
                    --------------

             By     /s/ Matthew O'Hayer
                    -----------------------------------------------------------
                    Matthew O'Hayer, Chairman of the Board and Chief
                    Executive Officer

             Date   April 14, 2000
                    --------------

             By     /s/  Robert Sandner
                    -----------------------------------------------------------
                    Robert Sandner, Director

             Date   April 14, 2000
                    --------------

             By     /s/  Robert Rader
                    -----------------------------------------------------------
                    Robert Rader, Director

             Date   April 14, 2000
                    --------------

             By     /s/ Duane K. Boyd, Jr.
                    -----------------------------------------------------------

             Date   April 14, 2000
                    --------------

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                             DESCRIPTION
------                             -----------

10.05                    1998 Non-qualifying Incentive Plan

27.1                     Financial Data Schedule