Form 10QSB
period 2000-03-31
GRAND ADVENTURES TOUR & TRAVEL PUBLISHING CORP
filed 2000-05-12
CIK 791958

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                        COMMISSION FILE NUMBER 33-4734-D
                                               ---------

              GRAND ADVENTURES TOUR & TRAVEL PUBLISHING CORPORATION
               (Exact name of registrant as specified in charter)

                  OREGON                                  93-0950786
      -------------------------------                  ----------------
      (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                  Identification No.)

      211 EAST 7TH STREET, 11TH FLOOR, AUSTIN,                78701
      ----------------------------------------             ----------
      (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code      (512) 391-2000
                                                        --------------



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No
                                                              ---     ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 26, 2000, the Company had outstanding 3,024,883 shares of its common stock, par value $0.0001.

ITEM 1. FINANCIAL STATEMENTS

              GRAND ADVENTURES TOUR & TRAVEL PUBLISHING CORPORATION
                                 BALANCE SHEETS

                                                                        Unaudited           Audited
                                                                         March 31,        December 31,
                                                                           2000              1999
                                                                      --------------    --------------
ASSETS
Current Assets
      Cash and cash equivalents                                       $      203,842    $      273,189
      Available for sale securities                                          350,828         1,123,037
      Cash restricted                                                        221,500           221,500
      Accounts receivable, net of allowance for doubtful
           accounts of $29,108 and $29,108 in 2000 and 1999                  968,657           563,755
      Due from affiliate, net of allowance for reserve
           for impairment of $163,046 and $163,130 in 2000 and 1999          114,879           128,405
      Accrued investment income                                               16,971             5,206
      Other prepaid expenses                                                 304,935            43,833
      Rooms/cabins held for sale                                           2,744,563         2,425,525
      Prepaid hotel cost                                                     251,842            47,576
      Prepaid cruise and tour cost                                           232,208            92,835
                                                                      --------------    --------------
           Total Current Assets                                            5,410,226         4,924,861
                                                                      --------------    --------------
Property and equipment, at cost, net of
      accumulated depreciation                                             1,458,826         1,240,418
Other Assets
      Other assets                                                            11,680            11,680
      Intangible assets, net of accumulated amortization                     617,607           615,687
                                                                      --------------    --------------
                                                                      $    7,498,340    $    6,792,647
                                                                      ==============    ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
      Accounts payable                                                $      713,680    $      532,595
      Other current liabilities                                              121,109           125,224
      Current portion of long-term debt                                      375,000           783,675
      Deferred hotel revenue                                                 920,273           445,808
      Deferred cruise and tour revenue                                       288,934           102,774
      Deferred WeddingTrips revenue                                           20,345                --
      Deferred subscription revenue                                           13,112            13,112
                                                                      --------------    --------------
           Total Current Liabilities                                       2,452,454         2,003,188
                                                                      --------------    --------------
Other Liabilities
      Long-term debt                                                       1,939,970         1,852,634
                                                                      --------------    --------------
           Total Liabilities                                               4,392,425         3,855,822
                                                                      --------------    --------------
Stockholders' Equity
      Preferred stock, no par value, authorized
           10,000,000 shares, none issued and outstanding                         --                --
      Common stock $.0001 par value, authorized
           30,000,000 shares; issued and outstanding
           3,024,883 shares in 2000 and 1999, respectively                       302               302
      Additional paid-in capital                                           6,610,474         6,610,474
      Accumulated deficit                                                 (3,504,861)       (3,673,951)
                                                                      --------------    --------------
           Total Stockholders' Equity                                      3,105,915         2,936,825
                                                                      --------------    --------------
                                                                      $    7,498,340    $    6,792,647
                                                                      ==============    ==============


    The accompanying notes are an integral part of these financial statements

              GRAND ADVENTURES TOUR & TRAVEL PUBLISHING CORPORATION
                            STATEMENTS OF OPERATIONS

                                                                  Unaudited
                                                         ---------------------------
                                                               Three Months Ended
                                                         ---------------------------
                                                           March 31,      March 31,
                                                             2000           1999
                                                         ------------   ------------
Revenues
      Travel revenue                                     $  8,054,837   $  5,583,993
      Publishing revenue                                    1,156,966        365,573
      Interest income                                          16,678         32,303
      Other revenue                                            33,858          8,202
                                                         ------------   ------------
           Total Revenue                                    9,262,340      5,990,071
                                                         ------------   ------------

Cost of Sales
      Travel cost                                           6,448,313      4,602,923
      Publishing cost                                         761,010        252,091
                                                         ------------   ------------
           Total Cost of Sales                              7,209,323      4,855,014
                                                         ------------   ------------

           Gross Profit                                     2,053,017      1,135,057

Operating Expenses
      Selling, general and administrative expense             665,764        336,604
      Salaries                                              1,137,796        730,357
      Depreciation and amortization                            80,367         42,860
                                                         ------------   ------------
           Total Operating Expenses                         1,883,927      1,109,821
                                                                        ------------

Net Income Before Income Tax                                  169,090         25,236

Income Tax Expense                                                 --             --
                                                         ------------   ------------
Net Income                                               $    169,090   $     25,236
                                                         ============   ============

Average Common Equivalent Shares
      Basic                                                 3,024,883      3,024,883
                                                         ============   ============
      Diluted                                               3,624,883      3,024,883
                                                         ============   ============

Net Income per Common Share
      Basic                                              $       0.06   $       0.01
                                                         ============   ============
      Diluted                                            $       0.05   $       0.01
                                                         ============   ============


    The accompanying notes are an integral part of these financial statements

              GRAND ADVENTURES TOUR & TRAVEL PUBLISHING CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                                 Unaudited
                                                         ----------------------------
                                                              Three Months Ended
                                                         ----------------------------
                                                           March 31,       March 31,
                                                            2000            1999
                                                         ------------    ------------
Cash flows from Operating Activities:
Net Income                                               $    169,090    $     25,235
Adjustments to reconcile net income/(loss)
   to cash provided by operating activities:
      Depreciation and amortization                            80,367          42,860


Changes in operating assets and liabilities:
      Accounts receivable                                    (404,902)          9,793
      Rooms/cabins held for sale                             (319,038)        (22,111)
      Other prepaid expenses                                 (261,102)        (70,051)
      Accrued investment income                               (11,765)        (11,605)
      Prepaid hotel cost                                     (204,266)       (371,031)
      Prepaid cruise and tour cost                           (139,373)        (85,858)
      Other assets                                            (25,133)             --
      Accounts payable                                        181,087        (157,681)
      Accrued expenses                                         (4,115)        (12,367)
      Receivable from affiliates and other                     13,526          (4,626)
      Deferred hotel revenue                                  474,465         419,707
      Deferred cruise and tour revenue                        186,160         113,792
      Deferred weddingtrips revenue                            20,345            --
      Deferred subscription revenue                                --          (2,553)
                                                         ------------    ------------
           Net Cash Used by Operating Activities             (244,654)       (126,496)
                                                         ------------    ------------

Cash Flows From Investing Activities:
      Sale of marketable short-term investments               772,209         (14,112)
      Business acquisitions                                        --           4,254
      Purchase of property and equipment                     (275,562)        (57,843)
                                                         ------------    ------------
           Net Cash Used by Investing Activities              496,647         (67,701)
                                                         ------------    ------------

Cash Flows From Financing Activities:
      Proceeds from leases payable                             25,844              --
      Net proceeds (payments)  from notes payable            (347,183)             --
                                                         ------------    ------------
           Net Cash Provided by Financing Activities         (321,339)             --
                                                         ------------    ------------
      Net Increase (Decrease) in Cash                        (194,197)        (69,347)

      Cash at Beginning of Period                             273,189         236,452
                                                         ------------    ------------
      Cash at End of Period                              $    203,842    $     42,255
                                                         ============    ============

Supplemental Cash Flow Information
      Cash paid during the period for interest           $     54,908    $     12,317
                                                         ============    ============

    The accompanying notes are an integral part of these financial statements

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

The Company had net non-cash transactions for the three months ended March 31, 2000 in the amount of $546,143 which represents the net change between utilization of room credits used during the quarter and new room credits acquired under advertising agreements. For the three months ended March 31, 1999 the net change in the room credits was $(51,033).

                    GRAND ADVENTURES TOUR & TRAVEL PUBLISHING
                                   CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2000
                                   (Unaudited)

1. GENERAL

The accompanying unaudited financial statements have been prepared in conformity with the accounting principles stated in the audited financial statements for the year ended December 31, 1999 and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position as of March 31, 2000 and the results of operations for the periods presented. These statements have not been audited or reviewed by the Company's independent certified public accountants. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

The notes to the financial statements appearing in the Company's Annual Report on form 10-KSB for the year ended December 31, 1999 filed with the Securities Exchange Commission should be read in conjunction with this Quarterly Report on Form 10-QSB. There have been no significant changes in the information in those notes other than from normal business activities of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


The financial information set forth in the following discussion should be read in conjunction with, and is qualified in its entirety by, the financial statements of the Company included elsewhere herein.

GENERAL

In the quarter ended March 31, 2000, the Company started to realize the results of actions that it took in 1998 and 1999, including increased marketing activities, the acquisition of other Interline travel companies, the formation of the WeddingTrips division and the launch of Destination Weddings & Honeymoons magazine.

Specifically, gross revenue for the quarter ended March 31, 2000 increased 55% over the comparable quarter for 1999. The Company realized gross revenue of approximately $9.3 million and net income of $169 thousand as compared to gross revenue of $6 million and net income of $25 thousand for the prior year quarter. Gross earned revenues for all product lines registered significant increases over the comparable first quarter of 1999. Travel sales increased 44% and advertising sales increased 216% when compared to the first quarter of 1999.

A summary of the significant first quarter developments includes the following:

     o In December 1999, the Company launched and published the premiere issue of Destination Weddings & Honeymoons magazine. In March 2000, the Company published the second issue of Destination Weddings & Honeymoons magazine. Management anticipates that advertising revenue from the magazine will continue to increase throughout the second quarter and the remainder of 2000.

     o In January 2000, the Company established "WeddingTrips", a separate reservation center for wedding and honeymoon travel. Since the Company does not recognize the revenue from wedding and honeymoon travel until after the travel has occurred, the first quarter financial results do not include any significant revenue from the WeddingTrips division. Management anticipates the revenue from this division will increase significantly in the second half of 2000.

     o On February 1, 2000, the Company closed the acquisition of Non-Rev International, LLC an Atlanta, Georgia based Interline company. During February and March 2000, the company successfully completed the transfer of client records, phone lines, reservations and supplier agreements to its offices in Austin, Texas. This acquisition is expected to add approximately $2 million to annual travel sales.

     o In November 1999, the Company completed the acquisition of Weissman Sales & Marketing, Inc., a California based Interline cruise sales company. During November and December 1999, the Company successfully completed the integration of the Weissman business. This acquisition contributed to improved sales in the first quarter and is expected to add approximately $2 million in annual travel sales.

     o During the first three months of 2000, the Company experienced significant increases in phone call volume, web site transactions and advertising contracts negotiated through the end of first quarter 2001. As a result, the Company added new personnel primarily in the reservations and advertising areas in order to accommodate this increase in business. The Company had 105 full-time employees at March 31, 2000 and 26 part time or temporary employees.

     o New travel bookings (either paid in full or under deposit) were approximately $10.2 million for the first three months of 2000 and new advertising contracts for the Company's publications were approximately $3.9 million. The Company requires a deposit at the time of booking with full payment due before travel. Most of the advertising contracts are twelve-month commitments and therefore are recognized into income over the contract period. Expenses associated with generating these bookings and advertising contracts were expensed as incurred.

The Company believes this increase in business was a direct result of increased marketing efforts including expansion of the number of field representatives distributing the Company's marketing materials to airline personnel around the world and increasing the number of publications distributed. The Company has continued to focus on the development of its product base resulting in an increased number of properties and destinations available to its clients. In addition, the Company's web site experienced a substantial increase in the number of requests for travel information. The Company believes that the benefits of these efforts will not be limited to the periods in which these efforts were made but will provide a foundation for continued future growth.


FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION

Total current assets increased $485 thousand during the quarter to $5.4 million and current liabilities increased approximately $449 thousand to $2.5 million. The primary cause for the increase in current assets and current liabilities resulted from an increase in prepaid hotel and cruise costs as well as deferred hotel and cruise revenue. Due to the increase in advertising contracts negotiated during the quarter, the total value of room inventory increased by approximately $546 thousand. A substantial number of hotel vendors exchange room or person night credits for advertising space in the Company's publications.

Total cash and investment securities, net of related short-term borrowings, decreased approximately $375 thousand during the current quarter. This decrease in net cash balances was the result of the increase in rooms/cabins held for sale, increased number of publications issued during the quarter and the purchase of equipment necessary to handle the increase in business. The restricted cash balance of $222 thousand represents a portion of the Company's certificates of deposit pledged as a reserve for charge backs against the Company's Visa/MasterCard credit card processing and also pledged against various letters of credit to hotel/cruise vendors. The letters of credit serve as security for the vendors to allow the Company to make last minute bookings with these vendors without having to pay in advance of travel. None of these letters of credit have been drawn on to date.

Accounts receivable balances are comprised primarily of cash advertising revenue due from vendors that advertised in the Company's Publications as well as commissions due from cruise lines and hotels. The balance due from affiliates is secured by a short-term promissory note bearing interest and collateralized by shares in a publicly traded company. The agreement calls for the shares to be sold on the open market over time with the proceeds being used to pay off the balance due the Company. During March and April 2000 the Company sold approximately $40,000 of the shares and has applied the proceeds to the amount due from affiliates.

RESULTS OF OPERATIONS

Overall Operating Results

The Company had net income for the quarter ended March 31, 2000 of $169 thousand, as compared to $25 thousand for the comparable prior year quarter. Net income for the quarter resulted from increased traveled revenue and advertising sales associated with the expansion of its marketing distributions. The Company believes that the benefits of this expansion were not fully realized in 1998 and 1999 when significant funds were expended in all of these areas, and will continue to be realized in subsequent periods. The amount of travel booked, travel revenue and advertising sales for the first three months of 2000 were substantially in excess of comparable quarter in 1999.

Revenue

Gross revenue for the quarter ended March 31, 2000 increased $3.3 million or 55% over the comparable 1999-quarter levels. Travel sales increased $2.5 million, or 44%, over the first quarter 1999. In addition, as a direct result of the introduction of Destination Weddings & Honeymoons magazine and the continued growth of Interline Adventures magazine, advertising and subscription revenues increased $791 thousand, or 216%, over this same time frame. A substantial number of these advertising contracts call for the Company to receive a number of room or person nights credits in lieu of cash payment. Management anticipates that both travel and advertising sales will continue to grow with the aid of a stronger distribution network for its publications and a consistent and increased publishing schedule. Management also believes that the revenues from the publishing and travel portions of its business are integrally tied to one another - improved hotel sales, for example, facilitate sales of advertising to hotels and increased hotel advertising improves the likelihood of sales of rooms within the hotels that advertise. The Company grossed $194 thousand in air and rail revenue in the first quarter of 2000.

The Company sells advertising over a given number of issues and advertising revenues are recognized as the applicable publications are printed and distributed. In the case of annual advertising contracts, revenue is recognized pro-rata over the term of the contract.

Cost of Goods Sold

The gross margin for travel sales for the quarter ended March 31, 2000 was 19.9% which represents approximately a 2.3 point increase over the 1999 first quarter margin of 17.6%. Margins for travel sales can fluctuate depending on a number of factors relative to the products being sold including, but not limited to, competition, location, and availability of supply. Publishing cost which includes the costs associated with pre-production, printing, paper and delivery of the Company's Publications grew as a result of the increase in the number of publications being distributed and the addition of Destination Weddings & Honeymoons magazine. Publishing margin for the current quarter was a positive 34% as compared to 31% for the prior year quarter. The major turnaround in margin was attributable to the growth in advertising revenue. The Company anticipates that the number of magazines and publications issued in the future will continue to increase as the Company increases its airline employee database and as it expands its WeddingTrips division.

Operating Expenses

Operating expenses for the current quarter increased 70% over the prior year quarter. The primary increases in expenses relate to increased staffing at both the support and reservation personnel levels. A portion of this increased staffing relates to the establishment of the WeddingTrips division. Over the past eighteen months the Company added reservation, sales, marketing, accounting, and information services personnel in order to service both the increase in telephone and web site inquiries. The Company has an interactive, searchable web site (http://perx.com) containing information and rates for the majority of the properties offered to interliners.

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

NEW ACCOUNTING PRONOUNCEMENTS

FASB Statement 131 presents new standards for disclosures about segment reporting. The Company does not believe that this accounting standard applies to the Company as all operations of the Company are integrated for financial reporting and decision making purposes.

In January 2000, the Financial Accounting Standards Board, Emerging Issues Task Force, issued EITF 99-17, "Accounting for Barter Advertising Transactions". EITF 99-17 is effective for transactions occurring after January 20, 2000. This pronouncement requires that revenues and expenses should be recognized from advertising barter transactions at the fair value of the advertising surrendered or received only when an entity has a historical practice of receiving or paying cash for similar advertising transactions. The Company does not believe that EITF 99-17 applies to the Company.

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

                              (Registrant)  Grand Adventures Tour & Travel
                                            Publishing Corporation
                                            -----------------------------------
                                 By         /s/  Joseph S. Juba
                                            -----------------------------------
                                            Joseph S. Juba, President/Chief
                                            Operating Officer

                                 Date       May 11, 2000

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                 By         /s/ Robert R. Roe
                                            -----------------------------------
                                            Robert R. Roe,  Chief Financial
                                            Officer/Vice President

                                 Date       May 11, 2000


                                 By         /s/ Matthew O'Hayer
                                            -----------------------------------
                                            Matthew O'Hayer, Chairman of the
                                            Board and Chief Executive Officer

                                 Date       May 11, 2000


                                 By         /s/ Robert Sandner
                                            -----------------------------------
                                            Robert Sandner,  Director

                                 Date       May 11, 2000


                                 By         /s/ Robert Rader
                                            -----------------------------------
                                            Robert Rader,  Director

                                 Date       May 11, 2000


                                 By         /s/ Duane K. Boyd
                                            -----------------------------------
                                            Duane K. Boyd,  Director

                                 Date       May 11, 2000

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                 DESCRIPTION
-------                -----------
27.1              Financial Data Schedule






