Form 10QSB
period 2000-06-30
GRAND ADVENTURES TOUR & TRAVEL PUBLISHING CORP
filed 2000-08-15
CIK 791958

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                        COMMISSION FILE NUMBER 33-4734-D
                                               ---------

              GRAND ADVENTURES TOUR & TRAVEL PUBLISHING CORPORATION
               (Exact name of registrant as specified in charter)

                    OREGON                               93-0950786
       -------------------------------                -------------------
       (State or other jurisdiction of                (I.R.S. Employer
        incorporation or organization)                Identification No.)

 211 EAST 7TH STREET, 10TH FLOOR, AUSTIN, TEXAS              78701
 ----------------------------------------------              -----
  (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code   (512) 391-2000
                                                     --------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes X   No
                                                              ---     ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 31, 2000, the Company had outstanding 3,024,883 shares of its common stock, par value $0.0001.

ITEM 1. FINANCIAL STATEMENTS

                    GRAND ADVENTURES TOUR & TRAVEL PUBLISHING
                           CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                  UNAUDITED       AUDITED
                                                                                  JUNE 30,     DECEMBER 31,
                                                                                    2000           1999
                                                                                -----------    -----------
ASSETS

Current Assets
      Cash and cash equivalents                                                 $   472,558    $   273,189
      Available for sale securities                                                 349,657      1,123,037
      Cash restricted                                                               221,500        221,500
      Accounts receivable, net of allowance for doubtful
           accounts of $29,108 and $29,108 in 2000 and 1999                       2,071,392        563,756
      Due from affiliate, net of allowance for reserve
           for impairment of $163,046 and $163,130 in 2000 and 1999                  85,177        128,405
      Accrued investment income                                                      18,463          5,206
      Other prepaid expenses                                                        228,822         43,833
      Rooms/cabins held for sale, net of allowance for unsaleable
          inventory of $41,181 in 2000 and $0 in 1999                             3,185,415      2,425,525
      Prepaid hotel cost                                                            274,465         47,576
      Prepaid cruise and tour cost                                                  208,725         92,835
                                                                                -----------    -----------
           Total Current Assets                                                   7,116,174      4,924,862
Property and equipment, at cost, net of
      accumulated depreciation                                                    1,240,846      1,240,418
Other Assets
      Other assets                                                                   11,680         11,680
      Intangible assets, net of accumulated amortization                            594,460        615,687
                                                                                -----------    -----------
                                                                                $ 8,963,160    $ 6,792,647
                                                                                ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
      Accounts payable                                                          $ 1,679,918    $   532,595
      Other current liabilities                                                     125,178        125,224
      Current portion of long-term debt                                             953,000        783,675
      Deferred hotel revenue                                                        732,073        445,808
      Deferred cruise and tour revenue                                              216,343        102,774
      Deferred WeddingTrips revenue                                                  20,345             --
      Deferred subscription revenue                                                  13,112         13,112
                                                                                -----------    -----------
           Total Current Liabilities                                              3,739,969      2,003,188
Other Liabilities
      Long-term debt                                                              2,057,559      1,852,634
                                                                                -----------    -----------
           Total Liabilities                                                      5,797,528      3,855,822
Stockholders' Equity
      Preferred stock, no par value, authorized
           10,000,000 shares, none issued and outstanding                                --             --
      Common stock $.0001 par value, authorized 30,000,000 shares; issued and
           outstanding 3,024,883 shares in 2000 and 1999, respectively                  302            302
      Additional paid-in capital                                                  6,610,474      6,610,474
      Accumulated deficit                                                        (3,445,144)    (3,673,951)
                                                                                -----------    -----------
           Total Stockholders' Equity                                             3,165,632      2,936,825
                                                                                -----------    -----------
                                                                                $ 8,963,160    $ 6,792,647
                                                                                ===========    ===========


    The accompanying notes are an integral part of these financial statements

                    GRAND ADVENTURES TOUR & TRAVEL PUBLISHING
                           CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                           UNAUDITED
                                                      THREE MONTHS ENDED
                                                    -----------------------
                                                     JUNE 30,    JUNE 30,
                                                       2000        1999
                                                    ----------   ----------
Revenues
      Travel revenue                                $8,631,455   $6,504,553
      Publishing revenue                             1,174,249      730,057
      Interest income                                   14,161       50,313
      Other revenue                                     39,688           --
                                                    ----------   ----------
           Total Revenue                             9,859,553    7,284,923

Cost of Sales
      Travel cost                                    6,880,258    5,358,313
      Publishing cost                                  713,091      462,060
                                                    ----------   ----------
           Total Cost of Sales                       7,593,349    5,820,373

           Gross Profit                              2,266,204    1,464,550

Operating Expenses
      Selling, general and administrative expense    1,070,121      610,673
      Salaries                                       1,041,951      697,962
      Depreciation and amortization                     94,414       44,560
                                                    ----------   ----------
           Total Operating Expenses                  2,206,486    1,353,195

Net Income Before Income Tax                            59,718      111,355

Income Tax Expense                                          --           --
                                                    ----------   ----------
Net Income                                          $   59,718   $  111,355
                                                    ==========   ==========
Average Common Equivalent Shares
      Basic                                          3,024,883    3,024,883
      Diluted                                        3,624,883    3,024,883

Net Income per Common Share
      Basic                                         $     0.02   $     0.04
      Diluted                                       $     0.02   $     0.04


    The accompanying notes are an integral part of these financial statements

                    GRAND ADVENTURES TOUR & TRAVEL PUBLISHING
                           CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                             UNAUDITED
                                                         SIX MONTHS ENDED
                                                    -------------------------
                                                      JUNE 30,      JUNE 30,
                                                        2000          1999
                                                    -----------   -----------
Revenues
      Travel revenue                                $16,686,293   $12,096,748
      Publishing revenue                              2,333,070     1,095,630
      Interest income                                    30,840        82,616
      Other revenue                                      71,692            --
                                                    -----------   -----------
           Total Revenue                             19,121,895    13,274,994
                                                    -----------   -----------
Cost of Sales
      Travel cost                                    13,328,572     9,961,236
      Publishing cost                                 1,461,302       714,151
                                                    -----------   -----------
           Total Cost of Sales                       14,789,874    10,675,387
                                                    -----------   -----------
           Gross Profit                               4,332,021     2,599,607

Operating Expenses
      Selling, general and administrative expense     2,079,381       947,278
      Salaries                                        1,849,052     1,428,319
      Depreciation and amortization                     174,781        87,420
                                                    -----------   -----------
           Total Operating Expenses                   4,103,214     2,463,017
                                                    -----------   -----------
Net Income Before Income Tax                            228,807       136,590

Income Tax Expense                                           --            --
                                                    -----------   -----------
Net Income                                          $   228,807   $   136,590
                                                    ===========   ===========
Average Common Equivalent Shares
      Basic                                           3,024,883     3,024,883
      Diluted                                         3,624,883     3,024,883

Net Income per Common Share
      Basic                                         $      0.08   $      0.05
      Diluted                                       $      0.06   $      0.05

    The accompanying notes are an integral part of these financial statements

              GRAND ADVENTURES TOUR & TRAVEL PUBLISHING CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                                                                        UNAUDITED
                                                                     SIX MONTHS ENDED
                                                               --------------------------
                                                                 JUNE 30,      JUNE 30,
                                                                   2000           1999
                                                               -----------    -----------
Cash flows from Operating Activities:
Net Income (loss)                                              $   228,807    $   136,590
Adjustments to reconcile net income/(loss)
   to cash provided by operating activities:
              Depreciation and amortization                        174,781         87,420

Changes in operating assets and liabilities:
              Accounts receivable                               (1,507,636)      (110,119)
              Rooms/cabins held for sale                          (759,890)      (521,640)
              Other prepaid expenses                              (184,989)       (70,913)
              Accrued investment income                            (13,257)        (7,961)
              Prepaid hotel cost                                  (226,889)      (355,747)
              Prepaid cruise and tour cost                        (115,890)         6,494
              Other assets                                         (33,466)            --
              Accounts payable                                   1,147,323       (238,170)
              Accrued expenses                                         (46)       150,973
              Receivable from affiliates and other                  43,228        (40,445)
              Deferred hotel revenue                               286,265        345,319
              Deferred cruise and tour revenue                     113,569        151,938
              Deferred WeddingTrips revenue                         20,345             --
              Deferred subscription revenue                             --         (1,625)
                                                               -----------    -----------
                   Net Cash Used by Operating Activities          (827,745)      (467,886)
                                                               -----------    -----------
Cash Flows From Investing Activities:
              Sale (Purchase) of marketable short-term
              investments                                          773,380        (31,768)
              Business acquisitions                                     --            565
              Disposition of property and equipment                 92,679
              Purchase of property and equipment                  (123,195)      (126,608)
                                                               -----------    -----------
                   Net Cash Used by Investing Activities           742,864       (157,811)
                                                               -----------    -----------
Cash Flows From Financing Activities:
              Proceeds from leases payable                         171,030             --
              Net proceeds (payments)  from notes payable          113,220        445,000
                                                               -----------    -----------
                   Net Cash Provided by Financing Activities       284,250        445,000
                                                               -----------    -----------
              Net Increase (Decrease) in Cash                      199,369       (180,697)

              Cash at Beginning of Period                          273,189        236,452
                                                               -----------    -----------
              Cash at End of Period                            $   472,558    $    55,755
                                                               ===========    ===========
Supplemental Cash Flow Information
              Cash paid during the period for interest         $   120,721    $    21,697
                                                               ===========    ===========


    The accompanying notes are an integral part of these financial statements

Supplemental schedule of non-cash investing and financing activities:

     For the six months ended June 30, , the Company had a non-cash transaction whereby $863,388 of convertible notes payable were converted into 389,554 shares of the Company's common at the date of offering.

     The Company had net non-cash transactions for the six months ended June 30, 2000 in the amount of $986,995 which represents the net change between utilization of room credits used during the quarter and new room credits acquired under advertising agreements.

                    GRAND ADVENTURES TOUR & TRAVEL PUBLISHING
                                   CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)

1.   GENERAL

The accompanying unaudited financial statements have been prepared in conformity with the accounting principles stated in the audited financial statements for the year ended December 31, 1999 and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position as of June 30, 2000 and the results of operations for the periods presented. These statements have not been audited or reviewed by the Company's independent certified public accountants. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

The notes to consolidated financial statements appearing in the Company's Annual Report on form 10-KSB for the year ended December 31, 1999 filed with the Securities & Exchange Commission should be read in conjunction with this Quarterly Report on Form 10-QSB. Except as provided in Note 2, there have been no significant changes in the information in those notes other than from normal business activities of the Company.

2.   OPERATING EXPENSES

As more fully explained in the Management's Discussion and Analysis section of the Company's 10Q, operating expenses for the second quarter include certain non-recurring expenses related to the software rollout and recall.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The financial information set forth in the following discussion should be read in conjunction with, and qualified in its entirety by, the financial statements of the Company included elsewhere herein.

GENERAL

In the quarter ended June 30, 2000, the Company continued to realize the results of actions that it took in previous periods, including increased marketing activities, the acquisition of other Interline travel companies, the formation of the WeddingTrips division and the launch of Destination Weddings & Honeymoons magazine.

Specifically, gross revenue for the quarter ended June 30, 2000 increased $2,572,000 over the comparable quarter for 1999. The Company realized gross revenue of approximately $9.9 million and net income of $60 thousand as compared to gross revenue of $7.3 million and net income of $111 thousand for the prior year second quarter. Gross earned revenues for all product lines registered significant increases over the comparable second quarter of 1999. Travel sales increased 33% and advertising sales increased 60% when compared to the second quarter, 1999.

A summary of the significant second quarter developments includes the following:

o On April 1, 2000, the Company converted to a new software system to support the reservation call center. Shortly after the software conversion, the Company began to have difficulties with the system, including increased call and wait times in the reservation center, inability to confirm or pay reservations on a timely basis and inefficiency in the collection of fees from clients. Throughout April and May, the Company worked diligently with the software vendor to correct the problems with the software. On May 31, 2000, the Company deinstalled the software and reverted to its legacy reservation system.

     Throughout June, the Company continued to work with the software vendor in an attempt to correct the operational deficiencies of the software. On June 30, 2000, the Company filed suit in Travis County, Texas against the vendors and five individuals who were officers and directors of the vendors, alleging, among other charges, that the software was misrepresented as a state of the art reservation management system.

     The effects of the TourTek rollout and recall are reflected in the accompanying financial statements as:

     (a)  Increased telephone bills due to increased processing and hold times.

     (b) Increased salaries and wages due to the payment of overtime related to system conversion and abandonment.

     (c) Decreased travel margins due to problems with reservation confirmations.

     (d) Lost travel sales and increased refunds to clients due to the system's inability to confirm reservations on a timely basis.

     (e) Increased balances in accounts receivable from passengers and accounts payable to hotels for travel that occurred prior to June 30, 2000. Due to software issues, the Company needed to rebuild certain travel records after the reversion to the legacy system. This process delayed the time of collection from passengers and payments to hotels and resorts.

     (f)  Increased refunds and passenger cancellations.

     Management believes that the company lost well over $2 million in travel sales and that it incurred in excess of $350,000 of other costs related to the software rollout. Finally, management believes that the effects of software issues are substantially confined to the second quarter.

o On May 19, 2000, the Company executed a Letter of Intent to acquire the assets and business of Lawson International Travel Services (Lawson) of London, England. Lawson is the largest interline travel company in Europe and has a business model substantially the same as the Company's. In 1999, Lawson had approximately $12 million in hotel and resort sales. The transaction closed on August 11, 2000 pending final regulatory approval, which is expected by the end of August, 2000. The principal terms of the purchase are:

     (a)  Payment in cash at closing of approximately $600,000 to Lawson.

     (b)  Issuance of 32,000 shares of the Company's common stock to Lawson.

     (c) Execution of an ongoing consulting agreement with Lawson for 60 months at a minimum of $14,600 per month and a maximum of $24,000 per month.

     (d) A grant of an option to Lawson to purchase an additional 32,000 shares of the Company's common stock at $5.00 per share for five years.

     The Company plans to develop the British and European markets by adding the sale of cruises and expanding the offering of hotel and resort products. In order to facilitate the anticipated increased sales volume, the Company will be making an investment in computers, telephone systems and software prior to the end of the year. Management believes that the acquisition will be immediately accretive to earnings. In addition, the acquisition will provide an additional market for sale of the rooms/cabins that the Company receives in exchange for advertising.

     The acquisition will be accounted for as a purchase.

o On July 7, 2000, the Company announced that it had selected Siebel Software as its customer relationship management software solution. The use of the Siebel Software will also facilitate the Company's development of its eCommerce applications and the direct booking of travel from the Company's web sites. Management projects that the Siebel Software will be installed and ready for use by January 1, 2001.

o The Company continued to pursue its belief that employees should share in the long-term growth of the Company. At its annual meeting on June 5, 2000, the shareholders approved an increase in the number of common shares authorized by the Company's qualified stock option plan from 450,000 to 720,000 on June 30, 2000. The Board granted 175,000 options to employees. As of July 31, 2000, there are approximately 490,000 shares granted under the plan.

o In January 2000, the Company established "WeddingTrips", a separate reservation center for wedding and honeymoon travel. Since the Company does not recognize the revenue from wedding and honeymoon travel until after the travel has occurred, the second quarter financial results include only $170,000 of gross revenue and $148,000 of cost of goods sold from the WeddingTrips division. Management anticipates the revenue from this division will increase significantly in the second half of 2000.

o During the second quarter, the Company continued to experience significant increases in phone call volume, web site transactions and advertising contracts. As a result, the Company added new personnel primarily in the reservations and advertising areas in order to accommodate this increase in business. The Company had 127 full-time employees at June 30, 2000 and 5 part time or temporary employees.

o New travel bookings (either paid in full or under deposit) were approximately $5.4 million in the second quarter of 2000 and new advertising contracts for the Company's publications were approximately $900 thousand. The Company requires a deposit at the time of booking with full payment due before travel. Most of the advertising contracts are twelve-month commitments and therefore are recognized into income over the contract period. Expenses associated with generating these bookings and advertising contracts were expensed as incurred.

The Company believes this increase in business was a direct result of increased marketing efforts including expanding the number of field representatives distributing the Company's marketing materials to professional airline personnel around the world as well as increasing the number of publications distributed. The Company has continued to focus on the development of its product base resulting in an increased number of properties and destinations available to its clients. In addition, the Company's web site experienced a substantial increase in the number of requests for travel information. The Company believes that the benefits of these efforts will not be limited to the periods in which these efforts were made but will provide a foundation for continued future growth.

Subsequent to the end of the quarter, the Company issued $1,000,000 of convertible debentures to Renaissance Capital of Dallas, Texas. The debentures provide for the quarterly payment of interest at 8% per annum, are due in four years and are convertible by the holder into the Company's common stock at a conversion ratio of one share for each $3.10 of debenture or a total of 322,580 shares.

The Company's activities in the third and fourth quarters of 2000 will be focused on the integration of the Lawson acquisition, the development of the WeddingTrips line and implementation of the customer relationship management software.

FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION

Total current assets increased $1.7 million during the quarter to $7.1 million and current liabilities increased approximately $1.3 million to $3.7 million. The primary cause for the increase in current assets and current liabilities is related to the rollout and recall of the TourTek software system as discussed in the previous sections of this 10Q. Specifically, due to software related issues, a number of passengers were not charged until July for travel that occurred in the second quarter. Similarly, the related payments were not made to the hotels and resorts until July. Due to the increase in advertising contracts negotiated during the quarter, the total value of room inventory increased by approximately $560 thousand. A substantial number of hotel vendors exchange room or person night credits for advertising space in the Company's publications.

Total cash and investment securities, net of related short term borrowings, decreased approximately $574 thousand during the current quarter. This decrease in net cash balances was the result of the increase in rooms/cabins held for sale and the increase in accounts receivable and accounts payable as a result of TourTek related issues. The restricted cash balance of $221 thousand represents a portion of the Company's certificates of deposit pledged as a reserve for charge backs against the Company's Visa/MasterCard credit card processing and also pledged against various letters of credit to hotel/cruise vendors. The letters of credit serve as security for the vendors to allow the Company to make last minute bookings with these vendors without having to pay in advance of travel. None of these letters of credit have been drawn on to date.

Accounts receivable balances are comprised of cash advertising revenue due from vendors that advertised in the Company's Publications, commissions due from cruise lines and hotels, as well as receivables from passengers who traveled prior to June 30, 2000 as explained in the TourTek discussion in this 10Q. The balance due from affiliates is secured by a short-term promissory note collateralized by shares in a publicly traded company. The agreement calls for the shares to be sold on the open market over time with the proceeds being used to pay off the balance due the Company.

RESULTS OF OPERATIONS

Overall Operating Results

The Company had net income for the quarter ended June 30, 2000 of $60 thousand, as compared to $111 thousand for the comparable prior year quarter. Net income for the quarter resulted from increased traveled revenue and advertising sales associated with the expansion of its marketing distribution. The Company believes that the benefits of this expansion were not fully realized in 1998 and 1999 when significant funds were expended in all of these areas, and will continued to be realized in subsequent periods. The amount of travel booked, travel revenue and advertising sales for the quarter were substantially in excess of the comparable quarter in 1999.

Revenue

Gross revenue for the quarter ended June 30, 2000 increased $2.6 million, or 35% over the comparable 1999 quarter levels. Travel sales increased $2.1 million, or 33%, over the first quarter 1999. In addition, advertising and subscription revenues increased $444,000, or 60%, over this same time frame. A substantial number of these advertising contracts call for the Company to receive a number of room or person nights credits in lieu of cash payment. Management anticipates that both travel and advertising sales will continue to grow with the aid of a stronger distribution network for its publications and a consistent and increased publishing schedule. Management also believes that the revenues from the publishing and travel portions of its business are integrally tied to one another - improved hotel sales, for example, facilitate sales of advertising to hotels and increased hotel advertising improves the likelihood of sales of rooms within the hotels that advertise.

The Company sells advertising over a given number of issues and advertising revenues are recognized as the applicable publications are printed and distributed. In the case of annual advertising contracts, revenue is recognized pro-rata over the term of the contract.

Cost of Goods Sold

The gross margin for travel sales for the quarter ended June 30, 2000 was 20% which represents approximately a 2 point increase over the 1999 second quarter margin of 17.6%. Margins for travel sales can fluctuate depending on a number of factors relative to the products being sold including, but not limited to, competition, location, and availability of supply. Publishing cost which includes the costs associated with pre-production, printing, paper and delivery of the Company's Publications grew as a result of the increase in the number of publications being distributed and the addition of Destination Weddings & Honeymoons magazine. Publishing margin for the current quarter was a positive 39% as compared to 37% for the prior year quarter. The Company anticipates that the number of magazines and publications issued in the future will continue to increase as the Company increases its airline employee database and as it expands it WeddingTrips division.

Operating Expenses

Operating expenses for the current quarter increased 63% over the prior year quarter. The primary increases in expenses relate to increased staffing at both the support and reservation personnel levels. A portion of this increased staffing relates to the establishment of the WeddingTrips division. Over the past eighteen months the Company added reservation, sales, marketing, accounting, and information services personnel in order to service both the increase in telephone and web site inquiries. The Company has an interactive, searchable web site (http://perx.com) containing information and rates for the majority of the properties offered to interliners.

Due to the increase in booking volume, the Company continues to experience increases in credit card fees, telephone, postage and delivery charges. The revenue associated with these expenditures will be recognized when travel has occurred which may or may not be in the same quarter as the expense.

With the anticipated increase in sales, the Company believes that the following types of operating expenses will vary with travel sales and generally increase as travel sales increase: reservation personnel costs, credit card fees, telephone, and postage and delivery expenses. The actual levels of these expenses will be a function of numerous factors including but not limited to the experience, closing capabilities, and product knowledge of the reservation staff.

NEW ACCOUNTING PRONOUNCEMENTS

FASB Statement 131 presents news standards for disclosures about segment reporting. The Company does not believe that this accounting standard applies to the Company as all operations of the Company are integrated for financial reporting and decision making purposes.

In January 2000, the Financial Accounting Standards Board, Emerging Issues Task Force, issued EITF 99-17, "Accounting for Barter Advertising Transactions". EITF 99-17 is effective for transactions occurring after January 20, 2000. This pronouncement requires that revenues and expenses should be recognized from advertising barter transactions at the fair value of the advertising surrendered or received only when an entity has a historical practice of receiving or paying cash for similar advertising transactions. Management does not believe that EITF 99-17 applies to the Company.

INFLATION

The Company's results of operations have not been affected by inflation and management does not expect inflation to have a significant effect on its operations in the future because of the short time frame between reservation bookings and the dates of travel. This situation is not expected to change as a result of the Lawson acquisition.

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

The Company's acquisition of Lawson is denominated in British Pounds Sterling. As such, the Company is exposed to the rate associated with the fluctuation of the U.S. Dollar relative to the British Pound.

Following the Lawson acquisition, the Company will be exposed to additional foreign currency risk due to expanded offerings in Europe and the Middle East. The Company has arranged a forward purchase facility with National Westminster Bank of London to minimize the effects of this currency risk. As of the filing of this 10Q, the Company does not have any open forward purchase positions.

FORWARD-LOOKING INFORMATION

From time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer or in various filings made by the Company with the Securities and Exchange Commission. Words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project or projected", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). The Company wishes to ensure that such statements are accompanied by meaningful cautionary statements, so as to maximize to the fullest extent possible the protections of the safe harbor established in the Reform Act. Accordingly, such statements are qualified in their entirety by reference to and are accompanied by the following discussion of certain important factors that could cause actual results to differ materially from such forward-looking statements.

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

                            PART II OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a. The annual Shareholders' meeting was held at the Company's corporate offices in Austin, Texas on June 5, 2000. The number of qualified shareholder votes attending the meeting either in person or by proxy totaled 2,678,601 shares. The total outstanding number of common shares of the Company as of May 14, 1999, the date of record for the Shareholder meeting totaled 3,024,884 shares. Therefore, a quorum was present.

b. The Shareholders elected the following individuals to the Board of Directors to serve until the next annual meeting:

         Matthew O'Hayer, Chairman of the Board
         Robert Sandner, Director
         Robert G. Rader, Director
         Duane K. Boyd, Director

         Mr. O'Hayer received 2,675,601 votes for, 0 votes abstaining, and 3,000 votes against

         Mr. Sandner received 2,675,601 votes for, 0 votes abstaining, and 3,000 votes against

         Mr. Rader received 2,675,601 votes for, 0 votes abstaining, and 3,000 votes against

         Mr. Boyd received 2,675,601 votes for, 0 votes abstaining, and 3,000 votes against

c. The Shareholders voted to increase the number of shares authorized by the Company's Qualified Stock Option Plan to 720,000 from 450,000. The vote was 1,665,953 in favor, 85,769 opposed and 10,222 abstaining.

d. The Shareholders voted to reincorporate the Company in the State of Delaware. The vote was 1,738,421 in favor, 18,300 opposed and 2,623 abstaining.

There being no further business, the Shareholder meeting was adjourned.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

b.  Reports on Form 8-K

     None filed during the second quarter of 2000.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

              (Registrant) Grand Adventures Tour & Travel Publishing Corporation
               By /s/ Joseph S. Juba
                  ---------------------
                      Joseph S. Juba, President/ Chief Operating Officer

               Date August 15, 2000

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               By /s/ Robert R. Roe
                  ---------------------
                  Robert R. Roe, Chief Financial Officer/Vice President

               Date August 15, 2000

               By /s/ Matthew O'Hayer
                  ---------------------
                  Matthew O'Hayer, Chairman of the Board and Chief Executive Officer

               Date August 15, 2000

               By /s/ Robert Sandner
                  ---------------------
                  Robert Sandner, Director

               Date August 15, 2000

               By /s/ Robert Rader
                  ---------------------
                  Robert Rader, Director

               Date August 15, 2000

               By /s/ Duane K. Boyd
                  ---------------------
                  Duane K. Boyd, Director

               Date August 15, 2000

                                  EXHIBIT INDEX

EXHIBIT
 NUMBER            DESCRIPTION
-------            ------------
27.1          Financial Data Schedule