Form 10QSB
period 2000-09-30
GRAND ADVENTURES TOUR & TRAVEL PUBLISHING CORP
filed 2000-11-21
CIK 791958

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                        COMMISSION FILE NUMBER 33-4734-D
                                               ---------
              GRAND ADVENTURES TOUR & TRAVEL PUBLISHING CORPORATION
               (Exact name of registrant as specified in charter)

             OREGON                                         93-0950786
             ------                                         ----------
 (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                        Identification No.)

     211 EAST 7TH STREET, 10TH FLOOR, AUSTIN, TEXAS                  78701
     ----------------------------------------------                  -----
         (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code    (512) 391-2000
                                                    -------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            Yes  X     No
                ---       ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 31, 2000, the Company had outstanding 3,056,883 shares of its common stock, par value $0.0001.

      GRAND ADVENTURES TOUR & TRAVEL PUBLISHING CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                         UNAUDITED        AUDITED
                                                                       SEPTEMBER 30,    DECEMBER 31,
                                                                           2000             1999
                                                                       -------------    ------------
ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                         $   2,594,312    $    273,189
     Available for sale securities                                           324,110       1,123,037
     Cash-restricted                                                         221,500         221,500
     Accounts receivable, net of allowance for
         doubtful accounts of $29,108 and $29,108 in 2000 and 1999         2,303,236         563,755
     Due from affiliate, net of allowance for
         doubtful accounts of $248,223 and $163,130 in 2000 and 1999              --         128,405
     Accrued investment income                                                24,393           5,206
     Other prepaid expenses                                                  206,287          43,833
     Rooms/cabins held for sale, net of allowance for unsaleable
         inventory of $346,849 in 2000 and $0 in 1999                      3,542,789       2,425,525
     Prepaid hotel cost                                                      297,702          47,576
     Prepaid cruise and tour cost                                            224,939          92,835
                                                                       -------------    ------------
             Total Current Assets                                          9,739,268       4,924,861
PROPERTY AND EQUIPMENT, AT COST, NET OF
     Accumulated depreciation                                              1,724,114       1,240,418
OTHER ASSETS
     Other assets                                                            114,339          11,680
     Intangible assets, net of accumulated amortization                    1,105,369         615,687
                                                                       -------------    ------------
TOTAL ASSETS                                                           $  12,683,090    $  6,792,647
                                                                       =============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                                  $   3,414,023    $    532,595
     Other current liabilities                                               201,918         125,224
     Current portion of long-term debt                                       823,000         783,675
     Deferred hotel revenue                                                2,258,613         445,808
     Deferred cruise and tour revenue                                        213,864         102,774
     Deferred subscription revenue                                            13,112          13,112
                                                                       -------------    ------------
             Total Current Liabilities                                     6,924,530       2,003,188
OTHER LIABILITIES
     Long-term debt                                                        4,025,476       1,852,634
                                                                       -------------    ------------
             Total Other Liabilities                                       4,025,476       1,852,634
STOCKHOLDERS' (DEFICIT)
     Preferred stock, no par value; authorized
            10,000,000 shares; none issued and outstanding
     Common stock $.0001 par value; authorized
            30,000,000 shares; issued and outstanding
            3,056,883 shares in 2000 and 3,024,883
            in 1999, respectively                                                305             302
     Additional paid-in capital                                            6,701,671       6,610,474
     Accumulated deficit                                                  (4,968,892)     (3,673,951)
                                                                       -------------    ------------
             Total Stockholders' Equity                                    1,733,084       2,936,825
                                                                       -------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $  12,683,090    $  6,792,647
                                                                       =============    ============

The accompanying notes are an integral part of these financial statements

      GRAND ADVENTURES TOUR & TRAVEL PUBLISHING CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                               UNAUDITED
                                                           THREE MONTHS ENDED
                                                    ------------------------------
                                                    SEPTEMBER 30,    SEPTEMBER 30,
                                                         2000             1999
                                                    -------------    -------------
REVENUES
        Travel revenue                              $   9,555,711    $   7,227,424
        Publishing revenue                                788,568          675,609
        Investment income                                  (5,491)          40,066
        Other revenue                                      80,608           10,250
                                                    -------------    -------------
             TOTAL REVENUE                             10,419,396        7,953,349

COST OF SALES
        Travel cost                                     8,357,039        5,893,082
        Publishing cost                                   751,591          462,962
                                                    -------------    -------------
             TOTAL COST OF SALES                        9,108,630        6,356,044

GROSS PROFIT                                            1,310,766        1,597,305

OPERATING EXPENSES
        Selling, general & administrative expense       1,613,875          970,098
        Salaries                                        1,118,848          464,208
        Depreciation and amortization                     101,791           49,497
                                                    -------------    -------------
             TOTAL OPERATING EXPENSES                   2,834,514        1,483,802
                                                    -------------    -------------

NET INCOME/(LOSS) BEFORE INCOME TAX                    (1,523,748)         113,503
INCOME TAX EXPENSE                                             --               --
                                                    -------------    -------------
NET INCOME/(LOSS)                                   $  (1,523,748)   $     113,503
                                                    =============    =============


Average Common Equivalent Shares
        Basic
                                                        3,056,883        3,024,883
        Diluted
                                                        3,056,883        3,024,883

Net Income/(Loss) per common share
        Basic                                       $       (0.50)   $        0.04
                                                    =============    =============
        Diluted                                     $       (0.50)   $        0.04
                                                    =============    =============


The accompanying notes are an integral part of these financial statements

      GRAND ADVENTURES TOUR & TRAVEL PUBLISHING CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                              UNAUDITED
                                                           NINE MONTHS ENDED
                                                    ------------------------------
                                                    SEPTEMBER 30,    SEPTEMBER 30,
                                                        2000             1999
                                                    -------------    -------------
REVENUES
        Travel revenue                              $  26,242,004    $  19,309,902
        Publishing revenue                              3,121,638        1,771,239
        Investment income                                  25,349          122,682
        Other revenue                                     152,300           24,520
                                                    -------------    -------------
             TOTAL REVENUE                             29,541,291       21,228,343

COST OF SALES
        Travel cost                                    21,685,611       15,854,318
        Publishing cost                                 2,212,893        1,177,113
                                                    -------------    -------------
             TOTAL COST OF SALES                       23,898,504       17,031,431

GROSS PROFIT                                            5,642,787        4,196,912

OPERATING EXPENSES
        Selling, general & administrative expense       3,692,735        2,583,772
        Salaries                                        2,967,900        1,226,130
        Depreciation and amortization                     277,093          136,916
                                                    -------------    -------------
             TOTAL OPERATING EXPENSES                   6,937,728        3,946,819
                                                    -------------    -------------

NET INCOME/(LOSS) BEFORE INCOME TAX                    (1,294,941)         250,093
INCOME TAX EXPENSE                                             --               --
                                                    -------------    -------------
NET INCOME/(LOSS)                                   $  (1,294,941)   $     250,093
                                                    =============    =============


Average Common Equivalent Shares
        Basic
                                                        3,056,883        3,024,883
        Diluted
                                                        3,056,883        3,024,883

Net Income/(Loss) per common share
        Basic                                       $       (0.42)   $        0.08
                                                    =============    =============
        Diluted                                     $       (0.42)   $        0.08
                                                    =============    =============


The accompanying notes are an integral part of these financial statements

      GRAND ADVENTURES TOUR & TRAVEL PUBLISHING CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                     UNAUDITED
                                                                                  NINE MONTHS ENDED
                                                                           ------------------------------
                                                                           SEPTEMBER 30,    SEPTEMBER 30,
                                                                               2000              1999
                                                                           -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME/(LOSS)                                                          $  (1,294,941)   $     250,093
     Adjustments to reconcile net income/loss to cash provided
     by operating activities:
         Depreciation and amortization                                           277,093          136,916
     Changes in operating assets and liabilities:
         Cash-restricted                                                              --          (34,500)
         Accounts receivable                                                  (1,739,481)        (204,235)
         Receivable from affiliates                                              128,405          (38,061)
         Accrued investment income                                               (19,187)           3,825
         Rooms/cabins held for sale                                           (1,117,264)        (985,857)
         Prepaid expenses                                                       (162,454)          71,539
         Prepaid hotel cost                                                     (250,126)         (30,314)
         Prepaid cruise and tour cost                                           (132,104)        (119,377)
         Other assets                                                           (102,659)              --
         Accounts payable                                                      2,881,426         (245,016)
         Other current liabilities                                                76,694          163,797
         Short term debt                                                          39,325          (66,920)
         Deferred hotel revenue                                                1,812,805         (137,865)
         Deferred cruise and tour revenue                                        111,090          131,828
         Deferred subscription revenue                                                --          (16,330)
                                                                           -------------    -------------
              Net cash provided (used) by operating activities                   508,622       (1,120,476)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of marketable short-term investments                     823,608          764,601
     Investment in intangible assets                                            (567,974)
     Purchase of property and equipment                                         (707,176)        (312,346)
                                                                           -------------    -------------
              Net cash provided (used) by investing activities                  (451,542)         452,255

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of common stock                                           91,200               --
     Proceeds from long term debt                                              2,172,842        1,050,000
     Repayments of notes payable                                                      --               --
                                                                           -------------    -------------
              Net cash provided (used) by financing activities                 2,264,042        1,050,000
                                                                           -------------    -------------
     Net increase (decrease) in cash                                           2,321,123          381,779
     Cash at beginning of period                                                 273,189          236,452
                                                                           -------------    -------------
     Cash at end of period                                                 $   2,594,312    $     618,231
                                                                           =============    =============

The accompanying notes are an integral part of these financial statements

                    GRAND ADVENTURES TOUR & TRAVEL PUBLISHING
                                   CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)

1.       GENERAL

The accompanying unaudited financial statements have been prepared in conformity with the accounting principles stated in the audited financial statements for the year ended December 31, 1999 and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position as of September 30, 2000 and the results of operations for the periods presented. These statements have not been audited or reviewed by the Company's independent certified public accountants. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

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

2.       RECEIVABLE FROM AFFILIATE

The Company has a receivable from an affiliate in the amount of $248,223. The receivable is secured by approximately 120,000 shares of common stock in a company which is traded over the counter. At December 31, 1999 the Company had recorded an allowance of $163,130 against this receivable. With the continuing decline in the value of the security, in the third quarter, the Company increased the allowance to $248,223, the full amount of the receivable.

3.       ROOMS/CABINS HELD FOR SALE

As an integral part of its business, the Company publishes magazines directed to niche markets. In lieu of cash for advertising in these magazines, the Company receives a substantial number of room or person night credits that it holds for resale to its customers in the ordinary course of business. Beginning with the second quarter 2000 the Company began providing for an allowance for unsaleable rooms. The addition to this allowance in the third quarter was $248,223. The increase in the allowance was recorded as a reduction of advertising revenue in the third quarter. If the allowance had not been increased, advertising revenue for the third quarter would have been $ 1,094,236.

4.       PRINCIPLES OF CONSOLIDATION

The accompanying financial statements include the accounts of Grand Adventures Tour & Travel Publishing Corporation and its subsidiaries which are Grand Adventures Tour & Travel (UK) Limited, Lawson Interline Travel Limited and Lawson Travel Sales Limited. All significant intercompany transactions have been eliminated in the preparation of the accompanying financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The financial information set forth in the following discussion should be read in conjunction with, and qualified in its entirety by, the financial statements of the Company included elsewhere herein.

GENERAL

In the quarter ended September 30, 2000, the Company's activities focused on addressing issues related to a software failure, as more fully discussed in the second quarter 10QSB, the integration of the Lawson acquisition and implementation of the new customer relationship management software and related systems.

A summary of the significant third quarter developments includes the following:

     o As more fully explained in the Company's 10QSB filed for the second quarter, on June 30, 2000 the Company filed suit against a software vendor in Travis County, Texas. The suit, which alleges that the software failed to perform as represented and caused significant damages, was transferred to U.S. District Court. At the time of the filing of this 10QSB, the parties to the suit are engaged in the discovery process. A trial date has not yet been set.

     o Company personnel continued to expend significant efforts to the recovery from the software failure. The efforts included contacting hotels to verify travel; processing refunds to passengers whose reservations were not confirmed by the software; reconciliations of balances with hotels and cruise lines; reprocessing of credit cards for passenger payments, and public relations initiatives to maintain the Company's client base.

     o Effective August 1, 2000, subject to regulatory approval, the Company completed the acquisition of the assets and business of Lawson International Travel Services (Lawson) of London, England. The Company received final regulatory approval for the purchase on September 27, 2000. Therefore, the accompanying financial statements include the operations of Lawson for the months of August and September.

         The principal terms of the purchase are:

         (a) Payment in cash at closing of approximately $600,000 to Lawson.

         (b) Issuance of 32,000 shares of the Company's common stock to Lawson.

         (c) Execution of an ongoing consulting agreement with Lawson for 60 months at a minimum of $14,600 per month and a maximum of $24,000 per month. The monthly consulting fee will be determined by the parties every six months.

         (d) A grant of an option to Lawson to purchase an additional 32,000 shares of the Company's common stock at $5.00 per share for five years.

         Lawson was acquired through a newly formed, wholly-owned English corporation known as Grand Adventures Tour & Travel (UK) Limited. Due to regulatory and tax considerations, the acquired assets and business are owned by two newly-formed subsidiary corporations: Lawson Interline Travel Limited and Lawson Travel Sales Limited. The Company will operate throughout Europe under the trade name of "Lawson International Holidays".

         The Company plans to develop the British and European markets by adding the sale of cruises and expanding the offering of hotel and resort products. To this end, the Company launched the "European Marketing Plan" in September and will begin distributing promotional material to locations throughout Europe in November 2000. The European Marketing Plan will follow the Company's established business model of exchanging advertising for rooms/cabins in properties and cruise ships owned by the advertisers. In addition, the acquisition will provide an additional market for sale of the rooms/cabins that the Company receives in exchange for advertising in its North American publications. In order to facilitate the anticipated increased sales volume, the Company will be making a substantial investment in computers, telephone systems and software prior to the end of the year.

         Lawson is the largest interline travel sales company in Europe with approximately $12 million in hotel and resort sales in 1999.

     o On July 7, 2000, the Company announced that it had selected Siebel Software as its customer relationship management software solution. In September, the Company executed a development agreement with Adjoined Technologies, Inc. of Miami, Florida for the services related to the customization and implementation of the Siebel Software for use as the Company's travel booking and customer relationship management operations. The use of the Siebel Software will also facilitate the Company's development of its eCommerce applications and the direct booking of travel from the

         Company's web sites. Management projects that the Company will begin using the Siebel Software in early 2001 and that it will have on-line booking capability by the second quarter of 2001.

     o In two separate $1,000,000 transactions during the third quarter the Company issued $2,000,000 in convertible debentures to Renaissance Capital of Dallas, Texas. Both issues provide for the quarterly payment of interest at 8% per annum, are due in four years and are convertible by the holder into the Company's common stock. The first issue, in July, has a conversion ratio of one share for each $3.10 of debenture or a total of 322,580 shares. The second issue, in September, has a conversion ratio of one share for each $3.00 of debenture or a total of 333,333 shares.

     o During the third quarter, the Company continued to experience significant increases in phone call volume, web site transactions and advertising contracts. As a result, the Company added new personnel primarily in the reservations and advertising areas in order to accommodate this increase in business. At September 30, 2000 the Company had 169 full-time employees - 127 in the United States and 42 in London.

     o New travel bookings (either paid in full or under deposit) were approximately $7.3 million in the third quarter of 2000 and new advertising contracts for the Company's publications were approximately $1.0 million. The Company requires a deposit at the time of booking with full payment due before travel. Most of the advertising contracts are twelve-month commitments and therefore are recognized into income over the contract period. Expenses associated with generating these bookings and advertising contracts were expensed as incurred.


FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION

Total current assets increased $2.6 million during the quarter to $9.7 million and current liabilities increased approximately $3.2 million to $6.9 million. The primary cause for the increase in current assets and current liabilities is related to the acquisition of Lawson International Holidays. A secondary cause of the change in financial condition is the rollout and recall of software as discussed in the previous sections of this 10QSB and the 10QSB for the second quarter 2000.

Total cash and investment securities, net of related short term borrowings, increased approximately $2.1 million during the current quarter. The restricted cash balance of $221 thousand represents a portion of the Company's certificates of deposit pledged as a reserve for charge backs against the Company's Visa/MasterCard credit card processing and also pledged against various letters of credit to hotel/cruise vendors. The letters of credit serve as security for the vendors to allow the Company to make last minute bookings with these vendors without having to pay in advance of travel. None of these letters of credit have been drawn on to date.

Accounts receivable balances are comprised of cash advertising revenue due from vendors that advertised in the Company's Publications, commissions due from cruise lines and hotels, as well as receivables from passengers who traveled prior to September 30, 2000.

The balance due from affiliates is secured by a short-term promissory note collateralized by shares in a publicly traded company. The agreement calls for the shares to be sold on the open market over time with the proceeds being used to pay off the balance due the Company. Due to the decline in the market price of the shares, the Company increased the allowance for doubtful accounts related to this item to the full face amount of the receivable.

RESULTS OF OPERATIONS

Overall Operating Results

The Company had net loss for the quarter ended September 30, 2000 of $1.524 million, as compared to net income of $114 thousand for the comparable prior year quarter. Management believes that, in large part, this loss was due to the software failure in the second quarter.

Revenue

Gross revenue for the quarter ended September 30, 2000, including approximately $1.8 million attributable to European operations, increased $2.4 million, or 31% over the comparable 1999 quarter levels. Travel sales increased $2.3 million, or 32%, over the third quarter 1999. In addition, advertising and subscription revenues increased $113,000, or 17%, over this same time frame. A substantial number of these advertising contracts call for the Company to receive a number of room or person nights credits in lieu of cash payment. Management anticipates that both travel and advertising sales will continue to grow with the aid of a stronger distribution network for its publications and a consistent and increased publishing schedule. Management also believes that the revenues from the publishing and travel portions of its business are integrally tied to one another - improved hotel sales, for example, facilitate sales of advertising to hotels and increased hotel advertising improves the likelihood of sales of rooms within the hotels that advertise.

The Company sells advertising over a given number of issues and advertising revenues are recognized as the applicable publications are printed and distributed. In the case of annual advertising contracts, revenue is recognized pro-rata over the term of the contract.

As discussed in the preceding sections, the Company experienced a software failure in the second quarter. Management believes that some reservations were lost in the software failure and that some funds may be recoverable from passengers in the future. Any such recoveries will be reflected in income at the time of the recovery.

Cost of Goods Sold

The gross margin for travel sales for the quarter ended September 30, 2000 was 12.5% which represents approximately a 6 point decrease relative to the 1999 third quarter margin of 18.5%. Margins for travel sales can fluctuate depending on a number of factors relative to the products being sold including, but not limited to, competition, location, and availability of supply. In the third quarter, two factors operated to reduce the Company's margins, as follows:

    a. Cruise prices were very low. Since the Company's commission is based on the selling price of the cruise only without regard to taxes and port charges, which stay constant regardless of the overall cruise rate, as selling prices decline not only does the Company's commission decrease, the rate of commission also decreases. Management anticipates that cruise prices will increase in the first quarter 2001.

    b. Two factors caused the Company's hotel margins to be lower than in previous quarters. First, as part of its effort to regain market share following its software problems, the Company conducted a sale on certain hotels and resorts. Second, historically the third quarter is a lower margin quarter than the first and second quarters.

Publishing margin for the current quarter was a positive 4.6% as compared to a positive 31% for the prior year quarter. The reduction in margins in the third quarter was caused by the increase of an allowance for unsaleable rooms and cabins. This additional allowance reduced advertising revenue in the third quarter by $305,000.

Operating Expenses

Operating expenses for the current quarter, including expenses attributable to European operations, increased 66% over the prior year quarter. The primary increases in expenses relate to increased staffing at both the support and reservation personnel levels. Over the past eighteen months the Company added reservation, sales, marketing, accounting, and information services personnel in order to service both the increase in telephone and web site inquiries.

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

                            PART II OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a. The annual Shareholders' meeting was held at the Company's corporate offices in Austin, Texas on June 5, 2000. The number of qualified shareholder votes attending the meeting either in person or by proxy totaled 2,678,601 shares. The total outstanding number of common shares of the Company as of April 21, 2000, the date of record for the Shareholder meeting totaled 3,024,884 shares. Therefore, a quorum was present.

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



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

b.  Reports on Form 8-K

    During the quarter, the Company filed a report on Form 8-K as follows:

       1. On August 11, 2000 the Company filed an 8-K regarding the completion of the Lawson acquisition and the issuance of convertible debt to Renaissance Capital of Dallas, Texas.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    (Registrant) Grand Adventures Tour & Travel
                    Publishing Corporation
                        By /s/ Joseph S. Juba
                           --------------------------
                           Joseph S. Juba, President/
                           Chief Operating Officer

                    Date   November 21, 2000

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                    By     /s/ Robert R. Roe
                           -----------------
                           Robert R. Roe, Chief Financial Officer/Vice President

                    Date   November 21, 2000


                    By     /s/ Matthew O'Hayer
                           -------------------
                           Matthew O'Hayer, Chairman of the Board and Chief Executive Officer

                    Date   November 21, 2000


                    By     /s/ Robert Sandner
                           ------------------
                           Robert Sandner, Director

                    Date   November 21, 2000


                    By     /s/ Robert Rader
                           ----------------
                           Robert Rader, Director

                    Date   November 21, 2000


                    By     /s/ Duane K. Boyd
                           -----------------
                           Duane K. Boyd, Director

                    Date   November 21, 2000

                                  EXHIBIT INDEX

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
27.1           Financial Data Schedule